Form 10-Q
period 2005-06-30
ALTRUST FINANCIAL SERVICES INC
filed 2005-08-22
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission file number 000-51298

Altrust Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Alabama	63-0923450
(State of incorporation)	(I.R.S. Employer Identification No.)

811 2nd Avenue S.W.

Cullman, Alabama 35055-4222

(Address of principal executive offices)

(256) 737-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2005
Common Stock, $0.01 par value	5,444,826

ALTRUST FINANCIAL SERVICES, INC.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004*
	(Unaudited)
ASSETS
Cash and due from banks	$22,137,216	$12,924,551
Federal funds sold	3,395,671	12,250,760

Cash and cash equivalents	25,532,887	25,175,311

Securities available for sale	133,888,618	136,983,070
FHLB, Bankers Bank and other stock	5,355,458	5,374,258
Loans, net of unearned fees	199,337,509	195,439,444
Allowance for loan losses	(2,463,687)	(2,500,923)

Loans, net	196,873,822	192,938,521

Premises and equipment, net	13,598,480	12,796,211
Accrued interest and dividends	2,148,950	2,237,100
Other real estate owned	1,168,093	1,807,840
Goodwill	4,716,947	4,716,947
Core deposit intangibles	955,324	1,031,496
Cash surrender value of life insurance	8,845,920	8,665,470
Deferred tax asset	1,255,539	964,723
Other assets	320,198	999,346

TOTAL ASSETS	$394,660,236	$393,690,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-Interest bearing	$31,643,338	$29,174,508
Interest bearing	212,902,223	212,467,704

Total deposits	244,545,561	241,642,212
Capitalized lease obligations	2,579,331	2,574,312
Company guaranteed debt of ESOP	1,726,762	2,545,973
Advances from the Federal Home Loan Bank	89,900,000	96,400,000
Federal funds purchased	4,475,000	—
Repurchase agreements	3,934,322	4,714,428
Accrued interest	586,405	594,611
Other liabilities	1,480,240	1,852,278

TOTAL LIABILITIES	349,227,621	350,323,814

Commitments and contingencies
Redeemable common stock held by ESOP at fair market value	8,231,777	8,023,862

SHAREHOLDERS’ EQUITY
Common stock, par value of $0.01 per share, 10,000,000 shares authorized; 5,444,826, and 5,435,260 shares issued, respectively	54,448	54,353
Capital surplus	15,941,523	15,923,622
Retained earnings	23,647,287	22,213,039
Accumulated other comprehensive income (loss)	(715,658)	(279,431)
Treasury stock – at cost (2,834 shares)	—	(22,993)
Unearned compensation related to ESOP debt	(1,726,762)	(2,545,973)

TOTAL SHAREHOLDERS’ EQUITY	37,200,838	35,342,617

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$394,660,236	$393,690,293

*	Derived from audited consolidated financial statements.

See accompanying notes.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest income
Interest and fees on loans	$3,436,138	$3,267,059	$6,679,703	$6,629,781
Taxable securities	1,189,233	634,966	2,412,598	1,136,591
Nontaxable securities	181,462	47,880	349,398	62,858
Federal funds sold	76,429	50,941	168,755	70,833
Other interest and dividends	62,491	19,217	109,031	30,112

Total interest income	4,945,753	4,020,063	9,719,485	7,930,175

Interest expense
Deposits	819,540	667,644	1,564,326	1,332,028
Borrowed funds	801,937	419,106	1,611,039	579,539

Total interest expense	1,621,477	1,086,750	3,175,365	1,911,567

Net interest income	3,324,276	2,933,313	6,544,120	6,018,608

Provision for loan losses	25,000	100,000	50,000	250,000

Net interest income after provision for loan losses	3,299,276	2,833,313	6,494,120	5,768,608

Noninterest income
Services charges on deposits	1,539,711	1,292,720	2,802,068	2,313,584
Insurance commissions	68,010	71,558	116,805	128,450
Other operating income	250,726	209,995	499,516	430,994

Total noninterest income	1,858,447	1,574,273	3,418,389	2,873,028

Noninterest expense
Salaries and employee benefits	1,500,846	1,608,372	2,882,764	3,113,320
Occupancy and equipment expense	449,343	398,855	893,480	867,820
Professional services	92,008	59,408	201,857	123,263
Loss on disposition of other real estate owned	7,151	59,647	103,844	65,671
Core deposit intangible amortization	38,086	130,867	76,172	252,668
Other operating expenses	1,232,995	994,749	2,502,543	1,836,914

Total noninterest expense	3,320,429	3,251,898	6,660,660	6,259,656

Income before income taxes	1,837,294	1,155,688	3,251,849	2,381,980

Provision for income taxes	570,113	473,844	1,012,192	880,323

Net income	$1,267,181	$681,844	$2,239,657	$1,501,657

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net of tax	672,566	(1,256,254)	(436,227)	(830,124)

Comprehensive income (loss)	$1,939,747	$(574,410)	$1,803,430	$671,533

Earnings per share:
Basic	$0.24	$0.13	$0.43	$0.29
Diluted	$0.24	$0.13	$0.43	$0.29

See accompanying notes.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net Income	$2,239,657	$1,501,657
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	50,000	250,000
Depreciation	345,841	335,633
Amortization/(accretion)	267,195	369,284
Loss on disposition of premises and equipment	—	44,787
Loss on disposition of other real estate owned	103,844	65,671
Increase in cash surrender value of life insurance	(180,450)	(159,075)
Decrease in accrued interest and dividends receivable	88,150	84,838
Increase (decrease) in accrued interest payable	(8,206)	107,629
Net change in other assets, liabilities, and other operating activities	307,111	(66,701)

Net cash provided by operating activities	3,213,142	2,533,723

Cash flows from investing activities
Purchases of available-for-sale securities	(5,447,225)	(49,849,021)
Proceeds from maturities/calls of securities available-for-sale securities	7,623,611	10,680,942
Net increase in loans	(4,028,976)	(10,081,765)
Purchases of premises and equipment, net	(1,148,110)	(306,853)
Proceeds from disposition of other real estate owned	579,578	637,026
Net (increase) decrease in FHLB, Bankers Bank and other stock	18,800	(2,099,698)
Purchase of life insurance on officers	—	(1,000,000)
Net cash received in acquisition of branches	—	6,625,831

Net cash used in investing activities	(2,402,322)	(45,393,538)

Cash flows from financing activities
Net increase in non-interest bearing deposits	2,468,830	5,641,489
Net increase in interest bearing deposits	434,519	8,752,644
Net increase (decrease) in securities sold under agreement to repurchase	(780,106)	195,622
Net increase (decrease) in federal funds purchased	4,475,000	(8,968,383)
Increase (decrease) in advances from the FHLB	(6,500,000)	50,000,000
Increase in capital lease obligation	5,019	5,864
Dividends paid	(597,495)	(277,315)
Purchase of treasury stock	(10,361)	(109,725)
Proceeds from the sale of stock, net	51,350	—

Net cash provided by (used in) financing activities	(453,244)	55,240,196

Net increase in cash and cash equivalents	357,576	12,380,381

Cash and cash equivalents, beginning of year	25,175,311	5,984,915

Cash and cash equivalents, end of year	$25,532,887	$18,365,296

Supplemental disclosures - cash and noncash
Interest paid	$3,183,571	$1,803,938
Income taxes paid	729,300	453,871
Loans transferred to foreclosed real estate	43,675	911,233
Retirement of treasury stock	33,355	—
Fair value of assets acquired in branch acquisitions	—	1,591,710
Fair values of liabilities assumed in branch acquisitions	—	8,217,541

See accompanying notes.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

NOTE 1 – GENERAL

The accompanying unaudited consolidated financial statements of Altrust Financial Services, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included as part of the Company’s filing on Form 10, as amended, filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on July 1, 2005. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal, recurring nature. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim periods. For purposes of this interim report on Form 10-Q, references to “Altrust,” the “Company,” and the pronouns “we,” “us,” and “our” refer to Altrust Financial Services, Inc. and subsidiaries on a consolidated basis, and references to the “Bank” refer to Peoples Bank of North Alabama, our banking subsidiary.

Certain reclassifications have been made to 2004 consolidated financial information to conform to the presentation of 2005 information. Such reclassifications had no effect on previously reported consolidated net income or consolidated shareholders’ equity.

NOTE 2 – INVESTMENT SECURITIES

Securities available for sale at December 31, 2004 and June 30, 2005 are summarized as follows:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$29,978,513	$—	$609,357	$29,369,156
Mortgage-backed securities	78,716,251	142,659	763,459	78,095,451
Corporate bonds	6,011,322	—	11,322	6,000,000
State and municipal securities	20,375,297	101,460	52,746	20,424,011

Totals	$135,081,383	$244,119	$1,436,884	$133,888,618

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$26,986,566	$—	$510,319	$26,476,247
Mortgage-backed securities	86,412,436	346,479	415,926	86,342,989
Corporate bonds	6,011,527	5,625	13,402	6,003,750
State and municipal securities	18,038,260	163,799	41,975	18,160,084

Totals	$137,448,789	$515,903	$981,622	$136,983,070

Fair values of investments are derived from quoted market prices.

We have not recognized any gain or loss on our securities portfolio because we have the ability and intent to hold the securities in our securities portfolio until such time as the value recovers or the securities mature. Further, we believe the deterioration in value on these securities is attributable to changes in market interest rates and not credit quality of the issuer.

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses and certain information about non-accrual loans and loans 90 days past due but still accruing interest for the six months ended June 30, 2005 and twelve months ended December 31, 2004 are presented below:

Activity in the allowance for loan losses is as follows:

	June 30, 2005	December 31, 2004
Balance, beginning of year	$2,500,923	$2,323,158
Loans charged off	(123,052)	(345,224)
Recoveries on loans previously charged off	35,816	96,529
Provision for loan losses	50,000	426,460

Ending Balance	$2,463,687	$2,500,923

Non performing Loans were as follows:

	June 30, 2005	December 31, 2004
Loans past due 90 days still on accrual	$—	—
Non-accrual loans	1,666,000	1,634,000

Total	$1,666,000	$1,634,000

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	Six Months Ended		Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic Earnings Per Share:
Net income	$2,239,657	$1,501,657	$1,267,181	$681,844
Weighted average common shares outstanding	5,222,162	5,179,356	5,224,759	5,174,588
Basic earnings per share	$0.43	$0.29	$0.24	$0.13
Diluted Earnings Per Share:
Net income	$2,239,657	$1,501,657	$1,267,181	$681,844
Weighted average common shares Outstanding	5,222,162	5,179,356	5,224,759	5,174,588
Add: Dilutive effects of assumed conversions and exercises of stock options based on the treasury method using average market prices for the year	47,191	43,529	48,285	43,529
Weighted average common and dilutive potential common shares outstanding	5,269,353	5,222,885	5,273,044	5,218,117
Diluted earnings per share	$0.43	$0.29	$0.24	$0.13

NOTE 5 – STOCK BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. As prescribed by Opinion No. 25, no compensation cost is recognized for stock options issued under the Company’s stock option plans that have no intrinsic value at grant date. Compensation cost is recognized ratably over the vesting period for stock options which do have intrinsic value at the grant date. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

STOCK BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,267,181	$681,844	$2,239,657	$1,501,657
Total stock-based employee compensation*	(20,400)	(16,759)	(40,800)	(33,518)

Pro forma net income	$1,246,781	$665,085	$2,198,857	$1,468,139

Earnings per share:

Basic—as reported	$0.24	$0.13	$0.43	$0.29
Basic—pro forma	$0.24	$0.13	$0.42	$0.28

Diluted—as reported	$0.24	$0.13	$0.43	$0.29
Diluted—pro forma	$0.24	$0.13	$0.42	$0.28

* based on fair value accounting, net of tax

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

In accordance with our Savings and Employee Stock Ownership Plan (the “ESOP”), we are expected to honor the rights of participants to liquidate their ownership of Common Stock held through the ESOP in the event of termination. To the extent that allocated shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of shareholders’ equity. During the six month period ended June 30, 2005, the liability for the maximum potential amount payable on the allocated ESOP shares increased due to the net allocation of approximately 40,000 shares released from escrow as a result of debt service payments on the outstanding ESOP debt. Market valuation for the Company’s stock is normally determined once a year by a third party valuation consultant.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to focus on significant changes in our financial condition from December 31, 2004 to June 30, 2005 and on our results of operations for the three and six-month periods ended June 30, 2005 and 2004. Nearly all of our operations are contained in the Bank. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company’s report on Form 10, as amended and filed with the Commission on July 1, 2005.

Certain financial information for prior periods has been reclassified to conform to the current presentation.

FORWARD-LOOKING STATEMENTS

This discussion contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of future plans and strategies. Forward-looking statements often contain words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “project” or other words of similar meaning.

Our ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although we believe that the expectations reflected in forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statement. Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•	Changes in economic and business conditions, including those caused by natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of our customer base.

•	Changes in interest rates that affect the pricing of our financial products, the demand for its financial services and the valuation of our financial assets and liabilities.

•	Changes in laws and regulations that significantly affect the activities of the banking industry and the industry’s competitive position relative to other financial service providers.

•	Technological changes affecting the nature or delivery of financial products or services and the cost of providing them.

•	The failure to capitalize on growth opportunities and realized cost savings in connection with business acquisitions.

•	Management’s inability to develop and execute plans for us to effectively respond to unexpected changes.

We do not intend, and undertake no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices accepted within the banking industry. Our significant accounting policies are described in the notes to our consolidated financial statements filed with our Form 10, as amended, filed with the Commission on July 1, 2005. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.

Valuation of Investment Securities

Investment securities can be classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and are reported at amortized cost. As of June 30, 2005, we did not have any securities classified as “held to maturity.” Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. We did not have any securities classified as trading securities as of June 30, 2005. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income.

Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.

Gains and losses on sales or calls of securities are recognized on the trade date based on the adjusted cost basis of the specific security. Declines in fair value of individual held-to-maturity and available-for-sale securities to below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during the first six months of 2005.

Allowance and Provision for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of the estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

RESULTS OF OPERATIONS

General

Our principal source of revenue comes from net interest income, which is the difference between:

•	income we receive on our interest-earning assets, such as investment securities and loans; and

•	payments we make on our interest-bearing sources of funds, such as deposits and borrowings.

The level of net interest income is determined primarily by the average balances, or volume, of our interest-earning assets and the various rate spreads between these interest-earning assets and our funding sources. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage our interest-earning asset portfolio, which includes loans;

•	significant revenues generated from service charges on deposit accounts as further described herein; and

•	the availability and costs of particular sources of funds, such as non-interest-bearing deposits, and our ability to “match” our interest-earning assets and interest-bearing liabilities.

Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

Overview

We had net income of $1,267,181 for the three-month period ended June 30, 2005, an increase of $585,337, or 85.85%, from net income of $681,844 for the same period in 2004. Basic and diluted earnings per share increased from $0.13 and $0.13, respectively, in the second quarter of 2004 to $0.24 and $0.24, respectively, in the second quarter of 2005.

For the six-month period ended June 30, 2005, net income increased approximately $738,000, or 49%, to $2,239,657 from net income of $1,501,657 for the same period of 2004. Basic and diluted earnings per share increased from $0.29 and $0.29, respectively, in the six months ended June 30, 2004, to $0.43 and $0.43, respectively, for the six months ended June 30, 2005.

Net Income

The increase in net income for the three-month period ended June 30, 2005 is due primarily to an increase in interest income on investment securities of approximately $688,000, which was attributable to the increased size of our securities portfolio as a result of our implementation of a leveraged investment strategy in which we used borrowings under available lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) to purchase investment securities. This interest income was offset by increased interest expense of approximately $535,000, attributable to increased rates we paid on customer interest-bearing deposits and to interest paid on our FHLB borrowings used in connection with our leveraged investment transaction. Increased interest and fees revenues on loans of approximately $169,000 was due to a slight increase in total loans, along with slightly increased average rates earned in our loan portfolio compared to the six months ended June 30, 2004. We also realized an increase of approximately $247,000 in non-sufficient funds (“NSF”) fees, due to additional checking accounts opened in response to our High Performance Checking Acquisition marketing program and to revisions we made to our check clearing policy to clear checks in number sequence rather than order presented, resulting in slightly elevated NSF revenues.

The increase in net income for the six-month period ended June 30, 2005 was attributable to the same factors that led to improved net income for the three-month period ended June 30, 2005. Interest income on investment securities increased approximately $1,563,000 for the six-month period ended June 30, 2005 relative to the same period in 2004, while increases in interest expense on borrowed funds and deposits increased by approximately $1,264,000 period-over-period. NSF fees also increased by approximately $408,000 during the six months ended June 30, 2005 relative to the same period in 2004. Additional increases in net income were attributable to a decrease in the loan loss provision of $200,000 during the six months ended June 30, 2005 relative to the same period in 2004. We were able to decrease the provision for loan losses during the six months ended June 30, 2005 because our loan portfolio grew at a slower rate during this period than during the same period in 2004 and our net loan charge offs decreased in 2005 compared to 2004.

Net Interest Income

Our net interest income increased approximately $391,000, or 13%, in the second quarter of 2005 compared to the second quarter of 2004. Earning assets were 25% higher in the second quarter of 2005, but the net interest margin narrowed 41 basis points to 3.78% from 4.19% in the second quarter of 2004. The net interest margin is net interest income as a percent of average earning assets. The most important factor contributing to the increase in net interest income between these periods was an increase of approximately $688,000 in interest income from investment securities, which was attributable to the increased size of our investment portfolio in connection with our leveraged investment strategy. While this leveraged investment strategy increased net interest income, it also decreased our overall net interest margin as the net interest spread between the interest we pay on the FHLB borrowings used to fund the purchase of investment securities and the interest we earn on the securities purchased with those borrowings is lower than our historical net interest spread.

Average loans increased 1.3% between the second quarters of 2004 and 2005 and comprised 55.43% of average earning assets for the second quarter of 2005, compared to 68.49% in 2004. The decrease in average loans as a percentage of total average earning assets during the second quarter of 2005 was due to due to the significant increase in the size of our investment securities portfolio in the second half of 2004 and into 2005 as a result of our leveraged investment strategy.

Our net interest income increased approximately $526,000, or 8%, in the six-month period ended June 30, 2005 compared to the same period of 2004. Earning assets were 26% higher in the second quarter of 2005, but the net interest margin narrowed 54 basis points to 3.55% from 4.09% in the second quarter of 2004. There has been minimal growth in loans since the same period ended in June 30, 2004. The primary reason for the increase in net interest income during the six months ended June 30, 2005 was the implementation of our leveraged investment strategy. Investment interest income increased approximately $1.6 million during the six months ended June 30, 2005 relative to the same period in 2004. However, the overall decline in net interest margin was due to the increase in interest expense on borrowed funds of approximately $1.03 million.

Provision for Loan Losses

We recorded a $25,000 provision for loan losses in the second quarter of 2005, compared to a $100,000 provision in 2004’s second quarter and a provision of $25,000 in the first quarter of 2005. Net charge-offs totaled approximately $68,000 in the second quarter of 2005, compared to net charge-offs of approximately $114,000 in 2004’s second quarter.

The provision for loan losses was $50,000 for the six months ended June 30, 2005, compared to $250,000 for the same period ended June 30, 2004. Substantial improvements have been realized in the quality of our loan portfolio through our use of progressive reviews of larger loans, requiring that such loans go through internal loan committee, Executive Loan Committee, and board approvals. Tighter underwriting standards have also been implemented, resulting in more conservative lending and better collateralization. Net charge-offs for the six months ended June 30, 2005 totaled approximately $87,000, compared to approximately $185,000 for the same period ended June 30, 2004.

Our management believes that its current credit-granting and administration processes follow a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs and non-performing loans, although all credit-granting processes require subjective judgments and estimates.

Non-Interest Income

Non-interest income totaled $1.9 million for the second quarter of 2005, up approximately 18%, or approximately $285,000, from the second quarter of 2004. In the second quarter of 2005, an increase of almost $246,000, or 19% in services charges on deposits was the primary contributor to the increase in non-interest income. We earned increased service charges on deposits during the second quarter of 2005 because we experienced an increased number of checking accounts during the period as a result of the success of our High Performance Checking Acquisition marketing program. We also realized increased ATM switch fee revenue during the second quarter of 2005, but this increase was entirely due to billing methodology changes and was offset by higher ATM charges.

Non-interest income totaled approximately $3.4 million for the six months ended June 30, 2005, up approximately $545,000, or 19%, from the approximately $2.9 million realized in the same period ended June 30, 2004. This increase was predominantly due to an increase of approximately $488,000 in service charges on deposits, again due to an increase in the number of checking accounts resulting from our High Performance Checking Acquisition marketing program.

Non-Interest Expense

Total non-interest expense of $3.3 million in the second quarter of 2005 was comparable to the $3.25 million total for the year-earlier period. Personnel expense was $1.5 million during the quarter ended June 30, 2005 compared to $1.6 million for the year-earlier period, a result of cost-containment efforts resulting in a reduction of full-time equivalent employees.

The expense for professional services, both legal and other services, increased approximately $33,000 in the second quarter of 2005 over the second quarter of 2004, and approximately $78,000 for the six months ended June 30, 2005 compared to same period in 2004. Expenditures for professional services were higher in the second quarter of 2005 over the first quarter of 2005 due to the preparation of our registration statement on Form 10 for filing with the SEC and other costs related to becoming an SEC reporting company.

Net occupancy expense in 2005’s second quarter was approximately $449,000, an increase of approximately $50,000 over the same quarter in 2004, a result of increased lease expense for our Locust Folk branch which opened in September of 2004, our Scant City branch which opened in March of 2005, and our operating center in Cullman which opened in January of 2005. We also leased additional space at our Baileyton branch during the second quarter of 2005, further increasing our lease expense.

Amortization of core deposit intangibles decreased approximately $92,000 in the second quarter of 2005 compared to second quarter of 2004 due to our reclassification of $4.7 million of core deposit intangibles to goodwill based on an outside third-party valuation at fiscal year end 2004. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, the value and estimated lives of these intangibles will be periodically evaluated for possible impairment. For more information, see Note 5 to our Financial Statements.

Non-interest expense increased to approximately $6.7 million from approximately $6.3 million for the six months ended June 30, 2005 compared to the same period ended June 30, 2004. This 6% increase was primarily due to the increased mailing and associated costs of marketing efforts in connection with our High Performance Checking Acquisition marketing program and to the higher professional fees we incurred in connection with the preparation of our registration statement on Form 10 for filing with the SEC and other costs related to becoming an SEC reporting company.

Income Taxes

For the three months ended June 30, 2005, income tax expense increased approximately $96,000, or 20%, to $570,000 from $474,000 in the corresponding period of 2004. These levels represent an effective tax rate on pre-tax earnings of 31% and 41% for the three-month periods ended June 30, 2005 and 2004, respectively. The actual dollar increase was due to increased net income levels over the prior year’s quarter and the decline in the effective rate was due to the significant increase in income attributable to tax-exempt municipal securities.

FINANCIAL CONDITION

Overview

During the six months ended June 30, 2005, our total assets increased by .25% to approximately $394.66 million from approximately $393.69 million at December 31, 2004. This small increase resulted primarily from a $9.2 million increase in cash and due from banks and $3.94 million net increase in loans, both of which are mostly offset by an $8.86 million decrease in federal funds sold and a $3.09 million decrease in available for sale securities.

Loans

Total loans increased $3.899 million, or 1.99%, from year-end 2004 to June 30, 2005, and were up 2.38%, or $4.635 million, from June 30, 2004. This increase in total loans was attributable primarily to an increase in residential mortgage and commercial loans that resulted from our increased focus on lending to commercial customers and to continued modest improvements in general economic conditions. Residential mortgage and commercial loan growth during the six months ended June 30, 2005 was largely offset by an $8.332 million, or 31.27% decrease in commercial real estate loans, which was attributable to the payoff of several larger commercial loans which have not been replaced in our portfolio at this time. We experienced an increase of approximately $15 million in our residential mortgage loan category at June 30, 2005 compared to June 30, 2004. The following table shows loan balances by type of loan at June 30, 2005 and at the end of each of the four prior quarters.

LOANS OUTSTANDING

	2005		2004
(in thousands)	June 30	March 31	December 31	September 30	June 30
Commercial, financial and agricultural	$29,335	$25,587	$26,776	$25,727	$27,392
Real estate – commercial, construction and other	18,317	16,951	26,649	27,438	26,951
Real estate – residential mortgage	133,788	125,321	122,556	120,992	118,411
Other	17,898	18,302	19,458	21,718	21,949

Total loans	$199,338	$186,161	$195,439	$195,875	$194,703

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. We analyze the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb probable loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as our loan loss experience, the amount of past due and non performing loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Bank’s Executive Loan Committee on a monthly basis. We also engage outside loan review services for all credits over $500,000.

As we continue to grow the loan portfolio through new loan accounts, these new loans have limited historical loss experience on which to base a specific reserve. As a result, management’s determinations as to amounts that should be added to the general reserve with respect to new loan growth is necessarily imprecise. The following table presents a summary of changes in the allowance for loan losses for the past six quarters.

The following table presents the levels of quarterly charge-offs and recoveries to average loans:

Charge-offs and Recoveries Analysis

(in thousands)

Year to Date Ended	Year to Date	Year to Date	Year to Date	Quarterly	Quarterly	Quarterly	Year to Date
	Charge-offs ($)	Recoveries ($)	Net ($)	Net Charge-offs ($)	Average Loans ($)	% Net Charge-offs to Average Loans	Annualized % Net Charge-offs to Average Loans
6/30/05	123	36	87	68	192,114	0.0354%	0.0906%
3/31/05	42	23	19	19	191,540	0.0099%	0.0397%
12/31/04	345	97	248	40	196,218	0.0204%	0.0204%
9/30/04	292	84	208	23	195,134	0.0118%	0.1421%
6/30/04	235	50	185	114	189,377	0.0602%	0.1954%
3/31/04	97	26	71	71	189,215	0.0375%	0.1501%

ANALYSIS OF CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

	Three Months Ended June 30
(dollars in thousands)	2005	2004
Balance at the beginning of period	$2,507	$2,402
Provision for loan losses charged to operations	25	100
Loans charged to the allowance:
Commercial, financial and agricultural	45	69
Real estate – commercial, construction and other	19	16
Real estate – residential mortgage		28
Individuals	17	25

Total charge-offs	81	138

Recoveries of loans previously charged off:
Commercial, financial and agricultural	0	1
Real estate – commercial, construction and other		0
Real estate – residential mortgage	1	8
Individuals	12	15

Total recoveries	13	24

Net (charge-offs) recoveries	(68)	(114)

Balance at the end of period	$2,464	$2,388

Ratios:
Annualized net charge-offs (recoveries) to average loans	.14%	.24%
Annualized gross charge-offs to average loans	.17%	.30%
Recoveries to gross charge-offs	16.05%	17.39%
Allowance for loan losses to loans at period end	1.24%	1.23%

Our allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Alabama Superintendent of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. For additional information, refer to the disclosures under the heading “Supervision and Regulation” in our Form 10.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

We estimate our allowance for possible loan losses based upon the type of loan and loan commitment, and whether or not the credit has been classified as special mention, substandard, doubtful or loss. An allowance equal to 5% of special mention, 15% of substandard, 50% of doubtful loans and 100% of loss loans is made.

Non-Performing Assets

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns about our ability to collect the loan’s outstanding principal and interest, and generally when loans are 90 days or more past due. While non-performing assets represent potential losses to us, we do not expect them to result in any material losses because we believe most of our non-performing loans to be adequately secured. We do not have any commitments to lend additional funds to borrowers under loans on non-accrual status as of June 30, 2005.

Lending officers are responsible for the ongoing review and administration of loans assigned to them. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Bank’s Executive Loan Committee are informed of the status of delinquent and “watch” or problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Executive Loan Committee as to loan charge-offs on a monthly basis.

Generally, we evaluate loans for impairment when a loan is internally risk rated and included on our internal “watch list.” The watch list includes all non-accrual loans and all loans contractually past due 90 days or more and still accruing interest. The watch list also includes other loans that have documentation deficiencies or where management has learned additional information about the borrower that calls into doubt the borrower’s repayment ability. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on non-accrual status. The aggregate amount of the watch list loans that may be partially impaired as of June 30, 2005, was approximately $994,000. Even though borrowers of watch list loans, other than non-accrual and non-performing loans, are expected to make payments of principal and interest as contractually scheduled, these loans are still evaluated for impairment. Impairment with regard to substantially all of our impaired loans has been measured based on the fair value of the underlying collateral.

The following tables set forth information relating to our non-performing assets and activity in the allowance for loan losses for the periods indicated.

NONPERFORMING ASSETS

	2005		2004
(dollars in thousands)	June 30	March 31	December 31	September 30	June 30	March 31
Loans accounted for on a non-accrual basis	1,666	1,606	1,634	2,611	1,871	3,103
Restructured loans	—	—	—	—	354	564

Total non-performing loans	1,666	1,606	1,634	2,611	2,225	3,667
Foreclosed assets and surplus banking property	1,168	1,250	1,808	1,831	1,856	1,670

Total nonperforming assets	2,834	2,856	3,442	4,442	4,081	5,337

Loans 90 days past due still accruing	—	122	3	—	1,104	27

Ratios:

Non-performing assets to loans plus foreclosed assets and surplus property	1.41%	1.52%	1.75%	2.25%	2.08%	2.81%
Allowance for loan losses to non-performing loans	147.90%	156.10%	153.00%	95.17%	107.33%	65.50%
Loans 90 days past due still accruing to loans	0.00%	.07%	0.00%	0.00%	.57%	.01%

Investment Securities

The investment securities portfolio balance remained steady between year-end 2004 and June 30, 2005. We continued to carry our entire investment securities portfolio as available for sale during the six-months ended June 30, 2005. Normal paydowns on mortgage-backed securities investments and a decline in market valuation of the securities portfolio resulted in an increased unrealized loss from ($465,719) to ($1,192,763), causing a net decline in portfolio securities available for sale from $136,983,070 at December 31, 2004 to $133,888,618 at June 30, 2005.

Since December 31, 2004, there were $6.5 million in scheduled paydowns on FHLB advances and no significant changes in our Banker’s Bank or CBAA Services, Inc. stock investments.

The following tables present the maturities and weighted average yields of our investment securities at June 30, 2005:

	Maturities of Available for Sale Investment Securities Fair Market Value
	Within 1 Year	After one through five years	After five through ten years	After ten Years
	(In thousands of Dollars)
Investment securities available for sale:
U.S. Government sponsored entities	—	19,587.7	7,823.1	1,958.4
Mortgage-backed securities	—	1,316.6	21,635.3	55,143.6
Corporate bonds	—	—	—	6,000.0
State and municipal securities	118.9	2,827.0	4,335.5	13,142.5

Total investment securities available for sale	$118.9	$23,731.3	$33,793.9	$76,244.5

The following table indicates the fair market value of our portfolio of investment securities available for sale at the end of the last three quarters:

	Fair Market Value
	June 30, 2005	March 31, 2005	December 31, 2004
	(In thousands)
Investment securities available for sale:
U.S. government and agencies	$29,369.1	$29,076.5	$26,476.2
Mortgage-backed securities	78,095.5	81,604.6	86,343.3
State and political subdivisions	20,424.0	20,008.4	18,160.1
Corporate bonds	6,000.0	5,960.6	6,003.5

Total investment securities available for sale	$133,888.6	$136,650.1	$136,983.1

Deposits

Deposits at June 30, 2005 were up $2.90 million or 1.2% from the level at year-end 2004. Compared to June 30, 2004, deposits were up $5.69 million, or 2.4%, largely due to the success of our High Performance Checking account acquisition marketing program in attracting additional deposit accounts. The overall mix of deposits remained relatively stable from December 31, 2004 to June 30, 2005, but with a $4.2 million or 14% decline in our time deposits over $100,000, which was attributable to our decision not to raise interest rates paid on these deposits to a sufficient level to compete with similar deposit products offered by competitors in our local markets. This decrease in deposits over $100,000 was offset by a $5.3 million increase in our NOW and Prime accounts, further justification of our “holding the line” on CD rates.

The following table presents the composition of deposits at June 30, 2005 and at the end of the previous four quarters.

	DEPOSIT COMPOSITION
	2005				2004
(dollars in thousands)	June 30		March 31		December 31		September 30		June 30
Noninterest-bearing demand deposits	$31,643	12.94%	$31,587	12.68%	$29,174	12.07%	$28,730	11.98%	$52,250	21.87%
Interest-bearing deposits:
NOW and Prime accounts	27,269	11.15%	23,759	9.54%	21,926	9.07%	15,884	6.63%	67,298	28.18%
Money market deposits	78,542	32.12%	83,289	33.43%	77,387	32.03%	84,326	35.17%	4,617	1.93%
Savings deposits	27,050	11.06%	28,410	11.40%	26,974	11.16%	26,159	10.91%	26,220	10.98%
Other time deposits	54,125	22.13%	55,170	22.15%	56,049	23.20%	56,768	23.68%	58,876	24.65%
Time deposits $100,000 and over	25,916	11.12%	26,903	10.80%	30,132	12.47%	27,881	11.63%	29,594	12.39%

Total interest bearing	212,902	87.06%	217,531	87.32%	212,468	87.93%	211,018	88.02%	186,605	78.13%

Total	$244,545	100.00%	$249,118	100.00%	$241,642	100.00%	$239,748	100.00%	$238,855	100.00%

Liquidity

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the FHLB and other lenders, as well as the ability to liquidate securities available for sale. As of June 30, 2005, we had access to advances of up to 30% of our assets, with access of up to 50% of assets upon our meeting certain eligibility criteria as specified in FHLB’s Credit and Collateral Policy. Under the 30% limitation, we had remaining credit availability from the FHLB of approximately $28 million, after existing advances of $89.9 million used in a leveraged transaction to purchase securities for our portfolio. Advances from the FHLB may be secured by a pledge of holdings of stock in the FHLB and a portion of our first mortgage loans, with the leveraged securities purchased with FHLB borrowings being pledged as collateral. In addition, we also have $30 million of unsecured federal funds lines of credit with correspondent banks, with $4.475 million outstanding and approximately $25.5 million available as of June 30, 2005.

FHLB Advances as of June 30, 2005		Leveraged Securities as of June 30, 2005
Average Maturity:	4.00 years	Average Maturity:	4.84 years
Average Interest Rate Paid	3.14%	Average Interest Rate Earned:	4.65%
Net Interest Expense for 2005:	$1,440,011	Net Interest Income for 2005:	$2,049,817
Advances Outstanding	$89,900,000	Value of Securities	$88,145,197

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities and securities held for sale. These average liquid assets totaled approximately $169.9 million and $100.9 million during the six-month periods ended June 30, 2005 and June 30, 2004, representing 69.64% and 43.4% of average deposits for those periods respectively. The substantial increase in average liquid assets is due to the leveraged purchase of available for sale securities financed by the FHLB borrowings.

We actively manage the levels, types and maturities of interest-earnings assets in relation to the sources available to fund current and future needs. We believe our liquidity sources are adequate to meet our operating needs.

Capital Resources

Our capital adequacy is measured by risk-based and leverage capital guidelines. The risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include such things as our tangible common shareholders’ equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve continues to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Altrust, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. The Alabama Superintendent required us to have a Tier 1 Leverage Capital Ratio of at least 7% immediately following the Community Bank branch acquisition as a condition to its approval of our purchase of the Community Bank branches and this requirement is still in effect. As a result of the capital raised in our private placement on April 19, 2002 and our issuance of common stock pursuant to Commission Regulation A on July 31, 2003, we currently satisfy this requirement.

FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. Altrust and the Bank both exceed the capital requirements established for well capitalized banks and bank holding companies under FDICIA guidelines. See the disclosures under the heading “Supervision and Regulation” in our Form 10 for more information.

We remained well capitalized at June 30, 2005. The increase in the Bank’s various capital ratios from year-end 2004 presented in the table below resulted mainly from the net income and reduction of ESOP debt as stated above.

The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from it primary regulatory agency.

CAPITAL ADEQUACY RATIOS

(dollars in thousands)	June 30, 2005	December 31, 2004
Tier 1 regulatory capital	$40,536	$37,995
Tier 2 regulatory capital	$2,464	$2,500

Total regulatory capital	$43,000	$40,495

Risk-weighted assets	$240,018	$241,685

Ratios
Leverage (Tier 1 capital to average assets)	10.56%	9.78%
Tier 1 capital to risk-weighted assets	16.48%	15.68%
Total capital to risk-weighted assets	17.92%	16.71%
Shareholders’ equity to total assets	11.51%	11.02%

* Information derived from the Bank’s Call Report. All ratios are for the Bank only except for the shareholder’s equity to total assets which is calculated on a consolidated basis and includes redeemable ESOP shares in the calculation of shareholder’s equity.

Shareholders’ Equity

Shareholders’ equity totaled $37.2 million at June 30, 2005, which was an increase of approximately $1.9 million from the end of 2004. This increase was due to $436,227 decrease in accumulated other comprehensive income related to unrealized losses on investments, the purchase of $10,361 of treasury stock, $597,494 of dividends paid, $2,239,657 in net income additions, a $819,211 reduction in ESOP debt, and income of $51,350 for the exercise of stock options by one director and two employees. Furthermore, redeemable common stock held by the ESOP increased by $207,915 as explained in Note 6 to the financial statements. Increases in the cash obligation for the ESOP are effected through a reduction of retained earnings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commercial banks and other financial institutions are subject to interest rate risk. Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility, achieve reasonable stability of earnings and preserve the value of our equity. Changes in interest rate affect, among other things, our net interest income, volume of loan production and the fair value of financial instruments and our loan portfolio.

We manage our exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee, or “ALCO.” The ALCO meets periodically to monitor interest rate risk exposure and to implement strategies to reduce the effects of interest rate fluctuations on our balance sheet and earnings. A key component of our interest rate risk management policy is the maintenance of an appropriate mix of interest-earning assets, which consists primarily of intermediate and long-term loans and investment securities, and interest-bearing liabilities, which consists primarily of customer deposits. To achieve an appropriate asset/liability mix, the ALCO uses interest rate sensitivity “gap” analysis to match the scheduled repricing and maturities of our interest-earning assets and our interest-bearing liabilities within defined time periods. The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a given period of time. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitivity liabilities exceeds the amount of interest rate sensitive assets. A negative gap typically indicates that rising interest rates will negatively affect net interest income while a positive gap typically indicates that rising interest rates will result in improvements in net interest income. Conversely, falling interest rates typically result in improvements to net interest income when a negative gap exists but have a negative effect on net interest income when a positive gap exists.

At June 30, 2005, our cumulative one-year gap was a positive $27.529 million, or 7% of total assets, which would tend to indicate that our interest-earning assets will reprice during 2005 at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to repricing during a given period will in fact undergo significant repricing even as market interest rates change. For example, we have a base of core deposits consisting of interest-bearing checking and savings accounts whose average balances and interest rates paid generally fluctuate little with changes in the levels of market rates of interest. Consequently, these relatively static interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis then they do on our actual net interest margin. Because the effects of these interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will actually increase in the near term rising interest rate environment, notwithstanding our negative gap, as the rates we are required to pay on these more static interest-bearing deposit accounts fails to keep pace with the increases in interest rates we earn on loans as market rates rise.

The following table summarizes our interest-sensitive assets and liabilities as of June 30, 2005. Variable rate loans are shown in the category of due “One month to Three Months” because they re-price with changes in the prime-lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. However, payments actually are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, but it has been our experience that these accounts are not as highly rate sensitive as other of our interest-earning assets and interest-bearing liabilities. Accordingly, the following analysis assumes 30% of interest-bearing demand deposit accounts, 50% of money market deposit accounts, and 10% of savings accounts re-price within one year.

	AS OF JUNE 30, 2005
	Immediate Total	1 Month to 3 Months.	4 Months to 12 Months.	1 Year to 5-Year	More than 5 Years and Non-Rate Sensitive	Total
Assets
Interest-earning assets:
Interest-bearing Deposits					$3,531	$3,531
Federal funds sold					3,396	3,396
Securities	$4,878	$3,000	$3,141	$35,304	92,921	139,244
Loans	1,645	27,628	46,180	102,017	19,404	196,874
Total interest-earning assets	6,523	30,628	49,321	137,321	119,252	343,045

Liabilities
MMDA and interest bearing deposits		$104,797				104,797
Savings deposits		27,050				27,050
Time deposits		23,279	$33,313	$24,463		81,055
Borrowed funds		4,475	35,299	24,540	38,300	102,614

Total interest-bearing liabilities		$159,601	$68,612	$49,003	$38,300	$315,516

Interest sensitivity gap	$6,523	$(128,973)	$(19,291)	$88,318	$80,952	$27,529

Cumulative sensitivity gap	$6,523	$(122,450)	$(141,741)	$(53,423)	$27,529

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. We were in a cumulative liability sensitive position for most time periods, except for two. This means that if interest rates increase during these cumulative liability periods, net interest margin will decrease. If interest rates decrease, then net interest margin will increase.

Additionally, we use other tools to monitor and manage interest rate sensitivity. One of which, is the shock test. The shock test projects the effect of an interest rate increase and decrease of 100 and 200 basis points on our rate sensitive assets and liabilities.

Off-Balance Sheet Arrangements

As of June 30, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

In the normal course of business, we are party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters-of-credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making off-balance sheet commitments as we do for on-balance-sheet instruments.

	Contract Amount
	June 30, 2005	December 31, 2004
	(In Thousands)
Commitments to grant loans	$16,392	$13,862
Standby letters-of-credit	2,789	2,153
Home equity lines	4,542	1,890
Credit card lines	2,248	2,312

	$25,971	$20,217

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements of our customers or amounts we will actually lend. The amount of collateral obtained, if it is deemed necessary by us, is based on management’s credit evaluation of the customer.

Standby letters-of-credit are conditional lending commitments issued by us to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Almost all letters-of-credit issued by us have expiration dates within one year, but the majority are automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan to customers.

Contractual Obligations

Payments due from us under specified long-term and certain other contractual obligations as of December 31, 2004 are set forth in our Form 10 filed, as amended, with the SEC on July 1, 2005. The maturities of time deposits are scheduled in Note 6 to the consolidated financial statements included in the Form 10. Note 7 to the annual consolidated financial statements included in the Form 10 provides information on short-term FHLB advances outstanding at year-end 2004. Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.

Item 4. CONT ROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this quarterly report are effective.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

I tem 1. LEGAL PROCEEDINGS

We are from time to time parties to legal proceedings arising in the ordinary course of our business. We presently believe that there is no litigation to which we presently are a party that, if such litigation were to result in an outcome unfavorable to us, would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Altrust Financial Corporation’s shareholders was held on April 28, 2005. The only matter submitted to a vote of shareholders was the election of directors. All of Altrust’s directors stood for re-election at the 2005 Annual Meeting. All nominees for directors were elected.

The voting results for each nominee for director were as follows:

Nominee	For	Against	Abstain
Alan Walker	4,158,653	1,000	8,500
Tim Walker	4,156,553	3,000	8,600
Terry Walker	4,158,393	3,640	6,120
Robin Cummings	4,162,008		6,145
Jasper Estes	4,161,733		6,420
Whit Drake	4,158,865	2,000	7,288
Brian Witcher	4,158,868	2,865	6,420

Item 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 30, are filed (or furnished, as applicable) as part of this report. The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRUST FINANCIAL SERVICES, INC.
(Registrant)

By:	/s/ J. Robin Cummings
J. Robin Cummings
President and
Chief Executive Officer

August 22, 2005
Date

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1	Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s Form 10 (Commission file number 0-51298) and incorporated by reference).

Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Company’s Form 10 (Commission file number 0-51298) and incorporated by reference).

Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.