Form 10-Q
period 2005-09-30
ALTRUST FINANCIAL SERVICES INC
filed 2005-11-14
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number 000-51298

Altrust Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Alabama	63-0923450
(State of incorporation)	(I.R.S. Employer Identification No.)

811 2nd Avenue S.W.

Cullman, Alabama 35055-4222

(Address of principal executive offices)

(256) 737-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2005
Common Stock, $0.01 par value	5,446,426

ALTRUST FINANCIAL SERVICES, INC.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004 ***
	(Unaudited)
ASSETS
Cash and due from banks	$22,452,811	$12,924,551
Federal funds sold	8,448,247	12,250,760

Cash and cash equivalents	30,901,058	25,175,311
Securities available for sale	130,844,817	136,983,070
FHLB, Bankers Bank and other stock	4,835,758	5,374,258
Loans, net of unearned fees	200,218,133	195,439,444
Allowance for Loan Loss	(2,489,914)	(2,500,923)

Loans, net	197,728,219	192,938,521
Premises and equipment, net	14,676,649	12,796,211
Accrued interest and dividends	2,308,424	2,237,100
Other real estate owned	1,148,093	1,807,840
Goodwill	4,716,947	4,716,948
Core deposit intangibles	917,238	1,031,496
Cash surrender value of life insurance	8,936,145	8,665,470
Deferred tax asset	1,558,730	964,723
Other assets	652,748	999,346

Total assets	$399,224,826	$393,690,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$33,290,040	$29,174,508
Interest bearing	229,556,641	212,467,704

Total deposits	262,846,681	241,642,212

Capitalized lease obligations	2,582,388	2,574,312
Company guaranteed debt of ESOP	1,726,762	2,545,973
Advances from the Federal Home Loan Bank	79,350,000	96,400,000
Repurchase agreements	4,450,851	4,714,428
Accrued interest	659,200	594,611
Other liabilities	1,992,202	1,852,278

TOTAL LIABILITIES	353,608,084	350,323,814

Commitments and contingencies
Redeemable common stock held by ESOP at fair market value	8,451,643	8,023,862

SHAREHOLDERS’ EQUITY

Common stock, par value of $.01 per share, 10,000,000 shares authorized; 5,446,426 and 5,435,260 shares issued, respectively	54,464	54,353
Capital surplus	15,949,907	15,923,622
Retained earnings	24,057,933	22,213,039
Accumulated other comprehensive loss	(1,170,443)	(279,431)
Treasury stock — at cost (2,834 shares at December 31, 2004)	—	(22,993)
Unearned compensation related to ESOP debt	(1,726,762)	(2,545,973)

TOTAL SHAREHOLDERS’ EQUITY	37,165,099	35,342,617

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$399,224,826	$393,690,293

***	Derived from audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Nine months ended		Three months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
INTEREST INCOME
Interest and fees on loans	$10,233,298	$9,918,433	$3,553,595	$3,288,652
Taxable securities	3,556,057	2,068,510	1,143,459	931,919
Tax exempt securities	538,494	131,689	189,096	68,831
Interest on federal funds sold	227,931	86,708	59,176	15,875
Other interest and dividends	150,032	49,844	41,001	19,732

Total interest income	14,705,812	12,255,184	4,986,327	4,325,009

INTEREST EXPENSE
Interest on deposits	2,520,196	2,005,853	955,870	673,825
Interest on borrowed funds	2,413,769	1,087,731	802,730	508,192

Total interest expense	4,933,965	3,093,584	1,758,600	1,182,017

Net interest income	9,771,847	9,161,600	3,227,727	3,142,992

Provision for loan losses	113,500	370,000	63,500	120,000

Net interest income after provision for loan losses	9,658,347	8,791,600	3,164,227	3,022,992

NONINTEREST INCOME
Service charges on deposits	4,411,747	3,714,791	1,609,679	1,401,207
Insurance commissions	166,057	173,768	49,252	45,318
Other operating income	732,660	637,590	233,144	206,596

Total noninterest income	5,310,464	4,526,149	1,892,075	1,653,121

NONINTEREST EXPENSE
Salaries and employee benefits	4,380,951	4,618,794	1,498,187	1,505,474
Occupancy and equipment expense	1,464,474	1,289,325	570,994	421,505
Professional services	519,974	247,269	318,117	124,006
(Gain)/loss on sale of OREO	86,018	96,258	(17,826)	30,587
Core deposit intangible amortization	114,258	383,536	38,086	130,868
Other operating expenses	3,725,585	2,855,840	1,223,042	1,018,927

Total noninterest expense	10,291,260	9,491,022	3,630,600	3,231,367

Income before income taxes	4,677,551	3,826,727	1,425,703	1,444,746

Provision for income taxes	1,480,684	1,398,294	468,492	517,971

Net income	$3,196,867	$2,428,433	$957,210	$926,775

Other comprehensive income
Unrealized gains (losses) on securities available for sale, net of tax	(891,012)	452,000	(454,785)	1,282,124

Comprehensive income	$2,305,855	$2,880,433	$502,425	$2,208,899

Earnings per share:
Basic	$0.61	$0.47	$0.18	$0.18
Diluted	$0.61	$0.47	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net Income	$3,196,867	$2,428,433
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	113,500	370,000
Depreciation	625,797	508,042
Amortization	412,503	578,816
Loss on disposition of premises and equipment	6,025	52,360
Loss on sales of other real estate and repossessed assets	86,018	96,258
Increase in cash surrender value of life insurance	(270,675)	(249,300)
Increase in accrued interest receivable	(71,324)	(175,260)
Increase in accrued interest payable	64,589	176,029
Net change in other assets, liabilities, and other operating activities	486,521	148,439

Net cash provided by operating activites	4,649,821	3,933,817

Cash flows from investing activities
Net cash received in acquisition of branches	—	6,625,830
Purchase of available-for-sale securities	(8,239,179)	(95,312,345)
Proceeds from maturities/calls of securities available-for-sale	12,594,169	13,843,418
Net increase in loans	(4,946,873)	(11,644,771)
Purchases of premises and equipment, net	(2,512,260)	(536,377)
Proceeds from disposition of other real estate owned	617,404	999,317
Purchase of life insurance policies	—	(1,000,000)
Net (increase) decrease in restricted equity securities	538,500	(4,419,698)

Net cash used in investing activities	(1,948,239)	(91,444,626)

Cash flows from financing activities
Net increase (decrease) in non-interest bearing deposits	4,115,532	(18,392,665)
Net increase in interest bearing deposits	17,088,937	34,058,060
Net increase (decrease) in securities sold under agreement to repurchase	(263,577)	389,516
Net decrease in fed funds purchased	—	(10,573,383)
Net increase (decrease) in other borrowings	(17,050,000)	96,400,000
Purchase of treasury stock	(10,360)	(359,366)
Retirement of treasury stock	—	153,535
Dividends paid	(924,192)	(554,661)
Proceeds from the sale of stock, net	59,749	180
Increase in capital lease obligation	8,076	8,793

Net cash provided by financing activites	3,024,165	101,130,009

Net increase in cash and cash equivalents	5,725,747	13,619,200

Cash and cash equivalents at beginnning of year	25,175,311	5,984,915

Cash and cash equivalents at end of year	$30,901,058	$19,604,115

Supplemental disclosures - cash and noncash
Interest paid	$4,869,376	$2,917,555
Income taxes paid	1,279,300	748,321
Loans transferred to foreclosed real estate	43,675	1,232,677
Retirement of treasury stock	33,355	990,939
Fair value of assets acquired in branch acquisitions	—	1,591,710
Fair value of liabilities assumed in branch acquisitions	—	8,217,541

See accompanying notes to condensed consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE 1 – GENERAL

The accompanying unaudited consolidated financial statements of Altrust Financial Services, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included as part of the Company’s filing on Form 10, as amended, filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on July 1, 2005. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal, recurring nature. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim periods. For purposes of this interim report on Form 10-Q, references to “Altrust,” the “Company,” and the pronouns “we,” “us,” and “our” refer to Altrust Financial Services, Inc. and subsidiaries on a consolidated basis, and references to the “Bank” refer to Peoples Bank of North Alabama, our banking subsidiary.

Certain reclassifications have been made to 2004 consolidated financial information to conform to the presentation of 2005 information. Such reclassifications had no effect on previously reported consolidated net income or consolidated shareholders’ equity.

NOTE 2 – INVESTMENT SECURITIES

Securities available for sale at December 31, 2004 and September 30, 2005 are summarized as follows:

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$29,980,742	—	$731,003	$29,249,739
Mortgage-backed securities	73,667,438	—	1,166,172	72,501,266
Corporate bonds	7,209,718	—	1,928	7,207,790
State and municipal securities	21,937,657	—	51,635	21,886,022

Totals	$132,795,555	—	$1,950,738	$130,844,817

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$26,986,566	—	$510,319	$26,476,247
Mortgage-backed securities	86,412,436	346,479	415,926	86,342,989
Corporate bonds	6,011,527	5,625	13,402	6,003,750
State and municipal securities	18,038,260	163,799	41,975	18,160,084

Totals	$137,448,789	$515,903	$981,622	$136,983,070

(1)	Fair values of investments are derived from quoted market prices.

The Company has not recognized any gain or loss on our securities portfolio because it has the ability and intent to hold the securities in our securities portfolio until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value on these securities is attributable to changes in market interest rates and not credit quality of the issuer.

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses and certain information about non-accrual loans and loans 90 days past due but still accruing interest for the nine months ended September 30, 2005 and twelve months ended December 31, 2004 follow.

A summary of the activity in the allowance for loan losses is as follows:

	September 30, 2005	December 31, 2004
Balance, beginning of year	$2,500,923	$2,323,158
Loans charged off	(175,628)	(345,224)
Recoveries on loans previously charged off	51,119	96,529
Provision for loan losses	113,500	426,460

Ending Balance	$2,489,914	$2,500,923

Non performing loans were as follows:

	September 30, 2005	December 31, 2004
Loans past due 90-days still on accrual	$5,000	$—
Non-accrual loans	1,596,000	1,634,000

Total	$1,601,000	$1,634,000

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	Nine Months Ended		Three Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Basic Earnings Per Share:
Net income	$3,196,867	$2,428,433	$957,210	$926,775
Weighted average common shares outstanding	5,225,815	5,171,769	5,233,003	5,156,760
Basic earnings per share	$0.61	$0.47	$0.18	$0.18
Diluted Earnings Per Share:
Net income	$3,196,867	$2,428,433	$957,210	$926,775
Weighted average common shares outstanding	5,225,815	5,171,769	5,233,003	5,156,760
Add: Dilutive effects of assumed conversions and exercises of stock options based on the treasury method using average market prices for the year	47,074	25,596	49,991	25,727
Weighted average common and dilutive potential common shares outstanding	5,272,889	5,197,365	5,282,994	5,182,487
Diluted earnings per share	$0.61	$0.47	$0.18	$0.18

NOTE 5 – STOCK BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. As prescribed by Opinion No. 25, no compensation cost is recognized for stock options issued under the

Company’s stock option plans that have no intrinsic value at grant date. Compensation cost is recognized ratably over the vesting period for stock options which do have intrinsic value at the grant date. The Company has elected to continue to apply the accounting methodology in Opinion No. 25. However, the Company has provided below pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting prescribed by SFAS No. 123 had been applied.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

STOCK BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$957,210	$926,775	$3,196,867	$2,428,433
Total stock-based employee compensation	(20,400)	(16,759)	(61,200)	(50,276)

Pro forma net income	$936,810	$910,016	$3,135,667	$2,378,157

Earnings per share:

Basic—as reported	$0.18	$0.18	$0.61	$0.47
Basic—pro forma	$0.18	$0.18	$0.60	$0.46

Diluted—as reported	$0.18	$0.18	$0.61	$0.47
Diluted—proforma	$0.18	$0.18	$0.59	$0.46

NOTE 6 – EMPLOYEE STOCK OWNERSHIP PLAN

In accordance with our Savings and Employee Stock Ownership Plan (the “ESOP”), we are expected to honor the rights of participants to liquidate their ownership of Common Stock held through the ESOP in the event the participant’s employment is terminated. To the extent that allocated shares of Common Stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of shareholders’ equity. During the nine month period ended September 30, 2005, the liability for the maximum potential amount payable on the allocated ESOP shares increased due to the net allocation to ESOP participants of approximately 40,000 shares released from escrow as a result of debt service payments we made on the outstanding ESOP debt. Market valuation for the Company’s Common Stock held in the ESOP is normally determined once a year by a third party valuation consultant.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to focus on significant changes in our financial condition from December 31, 2004 to September 30, 2005 and on our results of operations for the three and nine-month periods ended September 30, 2005 and 2004. Nearly all of our operations are contained in the Bank. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company’s report on Form 10, as amended and filed with the Commission on July 1, 2005.

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

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices accepted within the banking industry. Our significant accounting policies are described in the notes to our consolidated financial statements included with our Form 10, as amended, filed with the Commission on July 1, 2005. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.

Valuation of Investment Securities

Investment securities can be classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and are reported at amortized cost. As of September 30, 2005, we did not have any securities classified as “held to maturity.” Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. We did not have any securities classified as trading securities as of September 30, 2005. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. All of our investment securities were classified as available-for-sale securities as of September 30, 2005.

Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.

Gains and losses on sales or calls of securities are recognized on the trade date based on the adjusted cost basis of the specific security. Declines in fair value of individual held-to-maturity and available-for-sale securities to below their cost if other than temporary, result in write-downs of the individual securities to their fair value.

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We had no other than temporary impairment of our investment securities during the first nine months of 2005.

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

Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004

Overview

We had net income of $957,210 for the three-month period ended September 30, 2005, an increase of $30,435, or 3.28%, from net income of $926,775 for the same period in 2004. Basic and diluted earnings per share remained stable, at $0.18 per share in both the third quarter of 2005 and 2004.

For the nine-month period ended September 30, 2005, net income increased $768,434, or 31.6%, to $3,196,867 from net income of $2,428,433 for the same period of 2004. Basic and diluted earnings per share increased from $0.47 and $0.47, respectively, in the nine months ended September 30, 2004, to $0.61 and $0.61, respectively, for the nine months ended September 30, 2005.

In addition to net income growth, we also opened two new branches, one in Blountsville and one in Cordova during September 2005. Some expansion costs have adversely impacted net income for the three months ended September 30, 2005.

Net Income

The increase in interest income for the three-month period ended September 30, 2005 is due primarily to an increase in interest income on investment securities, which was attributable to the increased size of our securities portfolio as a result of our implementation of a leveraged investment strategy in which we used borrowings under available lines of credit with the Federal Home Loan Bank of Atlanta (FHLB) to purchase investment securities. However, this interest income was largely offset by increased interest expense attributable to increased rates we paid on customer interest-bearing deposits and to interest paid on our FHLB borrowings used in connection with the leveraged investment transaction. Increased interest and fee revenues on loans was due to an approximate $4.2 million increase in quarterly average total loans, along with slightly increased average rates earned in our loan portfolio compared to the three months ended September 30, 2004. We also realized a substantial increase in non-sufficient funds (“NSF”) and other deposit fees during the three months ended September 30, 2005 in the amount of over $208,000, due to additional checking accounts opened in response to our High Performance Checking Account Acquisition program and revisions we made to our check clearing policy to clear checks in number sequence rather than order presented.

The increase in net income for the nine-month period ended September 30, 2005 was attributable to the same factors that led to improved net income for the three-month period ended September 30, 2005. Interest income on investment securities increased approximately $1.9 million for the nine-month period ended September 30, 2005 relative to the same period in 2004, while increases in interest expense on borrowed funds and deposits increased by approximately $1.8 million period-over-period. NSF and deposit fees also increased by approximately $697,000, due to the reasons discussed above, during the nine months ended September 30, 2005 relative to the same period in 2004. Additional increases in net income were attributable to a decrease in the loan loss provision of $256,500 during the nine months ended September 30, 2005 relative to the same period in 2004. We were able to decrease the provision for loan losses during the nine months ended September 30, 2005 because our higher underwriting standards during the period resulted in improvements to the quality of our loan portfolio and lower levels of net loan charge-offs, which resulted in a reduction in the total allowance for loan losses relative to total loans.

Net Interest Income

Our net interest income increased approximately $85,000, or 2.7%, for the three-month period ended 2005 compared to the same period ended 2004. Average earning assets were 21% higher in the third quarter of 2005 relative to the third quarter of 2004, but the net interest margin narrowed 51 basis points to 3.81% during the third quarter of 2005 from 4.32% in the third quarter of 2004. The net interest margin is net interest income as a percentage of average earning assets. The most important factor contributing to the increase in interest income between these periods was an increase of approximately $332,000 in interest income from investment securities, which was attributable to the increased size of our investment portfolio in connection with our leveraged investment strategy. While this leveraged investment strategy increased net interest income, it also decreased our overall net interest margin because the net interest spread between the interest we pay on the FHLB borrowings used to fund the purchase of investment securities and the interest we earn on the securities purchased with those borrowings is substantially lower than our historical net interest spread.

Average loans increased 2.2% between the third quarters of 2004 and 2005 and comprised 68.56% and 57.47% of average earning assets for the quarters, respectively. The decrease in average loans as a percentage of total average earning assets during the third quarter of 2005 was due to the significant increase in the size of our investment securities portfolio in the second half of 2004 and into 2005 as a result of our leveraged investment strategy.

Our net interest income increased approximately $610,000, or 6.7%, in the nine-month period ended September 30, 2005 compared to the same period of 2004. Average earning assets were 20% higher during the nine months ended September 30, 2005, than during the same period of 2004, but the net interest margin narrowed 38 basis points to 2.83% from 3.21% during the nine months ended September 30, 2004. There has been minimal growth in loans since the same period ended in September 30, 2004, but average rates increased slightly to approximately 6.8% for the period ended September 30, 2005 compared to 6.4% for the period ended September 30, 2004. Implementation of our leveraged investment strategy caused investment interest income to increase approximately $1.9 million during the nine months ended September 30, 2005 relative to the same period in 2004. However, the overall decline in net interest margin was due to the increase in interest expense on borrowed funds of approximately $1.3 million.

Provision for Loan Losses

We recorded a $63,500 provision for loan losses in the third quarter of 2005, compared to a $120,000 provision in 2004’s third quarter. Net charge-offs totaled approximately $38,000 in the third quarter of 2005, compared to net charge-offs of approximately $23,000 in 2004’s third quarter.

The provision for loan losses was $113,500 for the nine months ended September 30, 2005, compared to $370,000 for the same period ended September 30, 2004. Net charge-offs for the nine months ended September 30, 2005 totaled approximately $125,000, compared to approximately $220,000 for the same period ended September 30, 2004. Substantial improvements have been realized in the quality of our loan portfolio through our use of progressive reviews of larger loans, requiring that such loans be approved by our internal loan committee, the Executive Loan Committee, and our board of directors. Tighter underwriting standards have also been implemented, resulting in an improvement in the quality of lending and better collateralization.

Our management believes that its current credit-granting and administration processes follow a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant charge-offs and non-performing loans, although all credit-granting processes require subjective judgments and estimates.

The percentage of non-performing loans to total loans has declined from .84% at September 30, 2004 to .80% at September 30, 2005.

Non-Interest Income

Non-interest income totaled $1.9 million for the third quarter of 2005, up 14%, or approximately $238,000, from the same period ended 2004. In the third quarter of 2005, the primary contributor to the increase in non-interest income was an increase of over $208,000, or 14.8% in services charges and fees on deposits. We earned increased service charges on deposits during the third quarter of 2005 partially because we experienced an increased number of checking accounts during the period as a result of approximately $9 million and $13 million in new deposits respectively, at our recently acquired Blountsville and Cordova branches, being vacated by Regions Bank. We did not, however, purchase the deposits. As a result of our acquiring these vacated branch locations, former deposit customers with Regions elected to move their accounts from Regions to our bank. We also realized increased ATM switch fee revenue during the third quarter of 2005, but this increase was entirely due to billing methodology changes and was offset by higher ATM charges.

Non-interest income totaled approximately $5.3 million for the nine months ended September 30, 2005, up approximately $785,000, or 17%, from approximately $4.5 million in the same period ended September 30, 2004. This increase was predominantly due to an increase of approximately $700,000 in service charges on deposits (NSF fees) due to an increase in the number of checking accounts and corresponding additional NSF fee revenues resulting from the increased checking accounts attributable to our High Performance Checking Account Acquisition program and from our new branches.

Non-Interest Expense

Total non-interest expense of $3.6 million in the third quarter of 2005 was comparable to the $3.2 million total for the year-earlier period. Personnel expense decreased slightly, to $1.498 million during the quarter ended September 30, 2005 from $1.505 million for the year-earlier period, a result of cost-containment efforts that included a reduction of year-to-date average full-time equivalent employees, even with the additional staffing added with our two new branches in September 2005.

The expense for professional services, both legal and other services, increased approximately $194,000 in the third quarter of 2005 over the third quarter of 2004, and approximately $273,000 for the nine months ended September 30, 2005 compared to same period in 2004. Expenditures for professional services were higher in the third quarter of 2005 over the third quarter of 2004 due to the continuing costs of our High Performance Checking Account Acquisition program and new costs for SEC reporting and preparation for Sarbanes-Oxley internal control reporting requirements.

Net occupancy expense in 2005’s third quarter was approximately $571,000, an increase of approximately $150,000 over the same quarter in 2004. This resulted from increased lease expense for our Locust Folk branch, which opened in September of 2004, our Scant City branch, which opened in March of 2005, our operating center in Cullman, which opened in January of 2005, and our leasing of additional space at our Baileyton branch during the third quarter of 2005. Our acquisition of the two new branches in Cordova and Blountsville in September 2005, also added to our occupancy expenses during the quarter.

Amortization of core deposit intangibles decreased approximately $93,000 in the third quarter of 2005 compared to the third quarter of 2004 due to our reclassification of over $4.7 million of core deposit intangibles to goodwill based on an outside third-party valuation at fiscal year end 2004. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, the value and estimated lives of these intangibles will be periodically evaluated for possible impairment. For more information, see Note 5 to our audited Financial Statements included in our Registration Statement on Form 10, as amended, filed with the SEC on July 1, 2005.

Non-interest expense increased to approximately $10.3 million for the nine months ended September 30, 2005, from approximately $9.5 million for the nine months ended September 30, 2004. This 8.4% increase was primarily due to the increased costs of marketing efforts in connection with our High Performance Checking Account Acquisition program increased occupancy and other expenses relating to branch expansion, and to the higher professional fees we incurred in connection with the preparation of our registration statement on Form 10 for filing with the SEC and other costs related to becoming an SEC reporting company.

Income Taxes

For the three months ended September 30, 2005, income tax expense decreased slightly by approximately $50,000, or 9.5%, to approximately $468,000 from approximately $518,000 in the corresponding period of 2004. These levels represent an effective tax rate on pre-tax earnings of 33% and 36% for the three-month periods ended September 30, 2005 and 2004, respectively. The decline in the effective tax rate is due largely to the significant increase in interest income attributable to tax-exempt municipal securities in 2005 compared to 2004. The effective tax rate for the nine month periods ended September 30, 2005 and 2004 were approximately 32% and 36.5%, respectively, with such decrease also attributable to increased tax exempt interest income.

FINANCIAL CONDITION

Changes in Financial Condition from December 31, 2004 to September 30, 2005

Overview

Total assets increased by 1.4% to approximately $399 million from approximately $394 million at December 31, 2004. This increase resulted primarily from a $9.5 million increase in cash and due from banks and a $4.8 million net increase in loans, both of which are mostly offset by a $3.8 million decrease in federal funds sold and a $6.1 million decrease in available-for-sale securities. We also paid approximately $1.1 million to acquire two buildings, land, and equipment for two new branches in Cordova and Blountsville in September 2005.

Loans

Total loans increased $4.8 million, or 2.45%, from year-end 2004 to September 30, 2005, and were up 2.2%, or $4.3 million, from September 30, 2004. This increase in total loans was attributable primarily to an increase in residential mortgage and commercial loans that resulted from our increased focus on lending to commercial customers and to continued improvements in general economic conditions. Residential mortgage and commercial loan growth during the nine months ended September 30, 2005 was largely offset by a decrease in commercial construction and land development real estate loans of approximately $7.0 million, or 26%, which was attributable to the payoff of several larger commercial loans which have not been replaced in our portfolio at this time. We experienced an increase of approximately $8.1 million in our residential mortgage loan category at September 30, 2005 compared to September 30, 2004. The following table shows loan balances by type of loan at September 30, 2005 and at the end of each of the five prior quarters.

LOANS OUTSTANDING

	2005			2004
(in thousands)	September 30	June 30	March 31	December 31	September 30
Commercial, financial and agricultural	$28,945	$29,335	$25,587	$26,776	$25,727
Real estate — commercial, construction and other	19,639	18,317	16,951	26,649	27,438
Real estate — residential mortgage	133,170	133,788	125,321	122,556	120,992
Other	18,464	17,898	18,302	19,458	21,718

Total loans	$200,218	$199,338	$186,161	$195,439	$195,875

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

As we continue to grow the loan portfolio through new loan accounts, these new loans have limited historical loss experience on which to base a specific reserve. As a result, management’s determinations as to amounts that should be added to the general reserve with respect to new loan growth are necessarily imprecise. The following tables present a summary of changes in the allowance for loan losses and charges and levels of charge-offs and recoveries to average loans for the past seven quarters.

	September 30, 2005	December 31, 2004
Balance, beginning of year	$2,500,923	$2,323,158
Loans charged off	(175,628)	(345,224)
Recoveries on loans previously charged off	51,119	96,529
Provision for loan losses	113,500	426,460

Ending Balance	$2,489,914	$2,500,923

Non performing loans were as follows:

	September 30, 2005	December 31, 2004
Loans past due 90-days still on accrual	$5,000	$—
Non-accrual loans	1,596,000	1,634,000

Total	$1,601,000	$1,634,000

The following table presents the levels of quarterly charge-offs and recoveries to average loans:

Charge-offs and Recoveries Analysis

(in thousands)

	Year to Date	Year to Date	Year to Date	Quarterly	Quarterly	Quarterly	Year to Date
Year to Date Ended	Charge-offs ($)	Recoveries ($)	Net ($)	Net Charge- offs ($)	Average Loans ($)	% Net Charge- offs to QTD Avg. Loans	Annualized % Net Charge-offs to YTD Avg. Loans
9/30/2005	176	51	125	38	199,081	0.0191%	0.0858%
6/30/2005	123	36	87	68	192,114	0.0354%	0.0907%
3/31/2005	42	23	19	19	191,540	0.0099%	0.0397%
12/31/2004	345	97	248	40	196,218	0.0204%	0.1289%
9/30/2004	292	84	208	23	195,134	0.0118%	0.1451%
6/30/2004	235	50	185	114	189,377	0.0602%	0.1956%

Our allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Alabama Superintendent of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. For additional information, refer to the disclosures under the heading “Supervision and Regulation” in our registration statement on Form 10, as amended, filed with the SEC on July 1, 2005.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

We estimate our allowance for loan losses based upon the type of loan and loan commitment, and whether or not the credit has been classified as special mention, substandard, doubtful or loss. An allowance equal to 5% of special mention, 15% of substandard, 50% of doubtful loans and 100% of loss loans is made.

Non-Performing Assets

Non-performing assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns about our ability to collect the loan’s outstanding principal and interest, and generally when loans are 90 days or more past due. While non-performing assets represent potential losses to us, we do not expect them to result in any material losses because we believe most of our non-performing loans to be adequately secured. We do not have any commitments to lend additional funds to borrowers under loans on non-accrual status as of September 30, 2005.

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

Generally, we evaluate loans for impairment when a loan is internally risk rated and included on our internal “watch list.” The watch list includes all non-accrual loans and all loans contractually past due 90 days or more and still accruing interest. The watch list also includes other loans that have documentation deficiencies or where management has learned additional information about the borrower that calls into doubt the borrower’s repayment ability. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on non-accrual status. The aggregate amount of the watch list loans that may be impaired as of September 30, 2005 was approximately $1.6 million. Even though borrowers of watch list loans, other than non-accrual and non-performing loans, are expected to make payments of principal and interest as contractually scheduled, these loans are still evaluated for impairment. Impairment with regard to substantially all of our impaired loans has been measured based on the fair value of the underlying collateral.

The following tables set forth information relating to our non-performing assets and the allowance for loan losses for the periods indicated.

NONPERFORMING ASSETS

	2005			2004
(dollars in thousands)	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30
Loans accounted for on a non-accrual basis	$1,596	$1,666	$1,606	$1,634	$2,611	$1,871
Restructured loans	—	—	—	—	—	354

Total non-performing loans	1,596	1,666	1,606	1,634	2,611	2,225
Forclosed assets and surplus banking property	1,148	1,168	1,250	1,808	1,831	1,856

Total nonperforming assets	$2,744	$2,834	$2,856	$3,442	$4,442	$4,081

Loans 90 days past due still accruing	$5	$—	$122	$3	$—	$1,104

Ratios:

Total non-performing assets to total assets	0.69%	0.72%	0.72%	0.87%	1.13%	1.19%
Allowance for loan losses to non-performing loans	156.02%	147.90%	156.10%	153.00%	95.17%	107.33%
Loans 90 days past due still accruing to loans	0.00%	0.00%	0.07%	0.00%	0.00%	0.57%

Investment Securities

The investment securities portfolio balance declined approximately $6.1 million between year-end 2004 and September 30, 2005, primarily due to pay downs on mortgage-backed securities. We continued to carry our entire investment securities portfolio as available for sale during the nine months ended September 30, 2005. A decline in market valuation of the securities portfolio resulted in an increased unrealized loss from ($279,431) to ($1,170,443) during the period. The mortgage-backed pay downs caused a net decline in portfolio securities available for sale from $136,983,070 at December 31, 2004 to $130,844,817 at September 30, 2005. We are actively looking to replace the redeemed mortgage-backed securities by obtaining quality state, county and municipal (SCM) securities to increase our portfolio mix in this sector, and to also aid in our income tax management efforts.

Since December 31, 2004, we have made $6.5 million in scheduled pay downs on FHLB advances, which resulted in corresponding declines of $538,500 in required holdings of FHLB stock, which stock was sold back to the FHLB at par. We realized no significant changes in our Banker’s Bank or CBAA Services, Inc. common stock investments during the nine months ended September 30, 2005.

The following tables present the maturities of our investment securities at September 30, 2005:

	Maturities of Available for Sale Investment Securities Fair Market Value
	Within 1 Year	After one through five years	After five through ten years	After ten Years
	(In thousands)
Investment securities available for sale:
U.S. Government sponsored entities	—	19,511	7,793	1,945
Mortgage-backed securities	—	5,469	15,581	51,452
Corporate bonds	—	—	—	7,208
State and municipal securities	109	2,814	5,190	13,773

Total investment securities available for sale	$109	$27,794	$28,564	$74,378

The following table indicates the fair market value of our portfolio of investment securities available for sale at the end of the last three quarters:

	Fair Market Value
	September 30, 2005	June 30, 2005	March 31, 2005
	(In thousands)
Investment securities available for sale:
U.S. Government and agencies	$29,250	$29,369	$29,076
Mortgage-backed securities	72,501	78,095	81,605
State and political subdivisions	21,886	20,424	20,008
Corporate bonds	7,208	6,000	5,961

Total investment securities available for sale	$130,845	$133,888	$136,650

Deposits

Deposits at September 30, 2005 were up $21.2 million or 8.8% from the level at year-end 2004. Compared to September 30, 2004, deposits were up $22.2 million, or 9.3%, at September 30, 2005. Deposit growth for the nine month and year periods ended September 30, 2005 was largely due to new deposits in our two new branches acquired in September 2005 in Cordova and Blountsville, of $13.4 million and $8.9 million, respectively, at September 30, 2005. These deposits were not purchased, but were Regions’ Bank customers that opened accounts with our Bank after we purchased the branch buildings from Regions Bank. The continued success of our High Performance Checking Account Acquisition program has also continued to attract additional deposit accounts.

The overall mix of deposits remained relatively stable from December 31, 2004 to September 30, 2005. Excluding deposit growth at our new Blountsville and Cordova branches, we experienced a $1.3 million decline in overall deposits which is due to both cyclical draw downs and some slight loss attributable to our decision not to raise interest rates paid on interest-bearing deposits to a sufficient level to compete with similar deposit products offered by competitors in our local markets.

The following table presents the composition of deposits at September 30, 2005 and at the end of the previous four quarters:

DEPOSIT COMPOSITION

	2005						2004
	September 30		June 30		March 31		December 31		September 30
Noninterest-bearing demand deposits	$33,290	12.67%	$31,643	12.94%	$31,587	12.68%	$29,174	12.07%	$28,730	11.98%
Interest-bearing deposits:
NOW and Prime accounts	31,204	11.87%	27,269	11.15%	23,759	9.54%	21,926	9.07%	15,884	6.63%
Money market deposits	73,867	28.10%	78,542	32.12%	83,289	33.43%	77,387	32.03%	84,326	35.17%
Savings deposits	27,461	10.45%	27,050	11.06%	28,410	11.40%	26,974	11.16%	26,159	10.91%
Other time deposits	64,986	24.72%	54,125	22.13%	55,170	22.15%	56,049	23.20%	56,768	23.68%
Time deposits $100,000 and over	32,039	12.19%	25,916	10.60%	26,903	10.80%	30,132	12.47%	27,881	11.63%

Total interest bearing	229,557	87.33%	212,902	87.06%	217,531	87.32%	212,468	87.93%	211,018	88.02%

Total	$262,847	100.00%	$244,545	100.00%	$249,118	100.00%	$241,642	100.00%	$239,748	100.00%

Liquidity

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the FHLB and other lenders, as well as the ability to liquidate securities available for sale. As of September 30, 2005, we had access to advances of up to 30% of our assets, with access of up to 50% of assets upon our meeting certain eligibility criteria as specified in FHLB’s Credit and Collateral Policy. Under the 30% limitation, we had remaining credit availability from the FHLB of approximately $40 million, after existing advances of $79.35 million used in a leveraged transaction to purchase securities for our investment portfolio. Advances from the FHLB are secured by a pledge of holdings of stock in the FHLB and a portion of our first mortgage loans. We have also pledged the leveraged securities purchased with FHLB borrowings being pledged as collateral. In addition, we also have $30 million of unsecured federal funds lines of credit with correspondent banks, all of which was available as of September 30, 2005.

FHLB Advances as of September 30, 2005		Leveraged Securities as of September 30, 2005
Average Maturity	3.48 years	Average Maturity	5.29 years
Average Interest Rate Paid	3.14%	Average Interest Rate Earned	4.73%
Net Interest Expense for 2005	$2,147,857	Net Interest Income for 2005	$2,947,041
Advances Outstanding	$79,350,000	Value of Securities	$82,985,401

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and securities available for sale. These average liquid assets totaled approximately $166.5 million and $109.2 million during the nine-month periods ended September 30, 2005 and September 30, 2004, respectively, representing 68% and 46% of average deposits for those periods. The substantial increase in average liquid assets is due to the leveraged purchase of available for sale securities financed by the FHLB borrowings.

We actively manage the levels, types and maturities of interest-earnings assets in relation to the sources available to fund current and future needs. We believe our liquidity sources are adequate to meet our operating needs.

Capital Resources

Our capital adequacy is measured by risk-based and leverage capital guidelines. The risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include our tangible common shareholders’ equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board continues to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised Altrust, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. The Alabama Superintendent required us to have a Tier 1 Leverage Capital Ratio of at least 7% immediately following the Community Bank branch acquisition as a condition to its approval of our purchase of the Community Bank branches and this requirement is still in effect. As a result of the capital raised in our private placement on April 19, 2002 and our issuance of common stock pursuant to Commission Regulation A on July 31, 2003, we currently satisfy this requirement.

FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. Altrust and the Bank both exceed the capital requirements established for well capitalized banks and bank holding companies under FDICIA guidelines. See the disclosures under the heading “Supervision and Regulation” in our registration statement on Form 10 for more information.

We remained well capitalized at September 30, 2005. The increase in the Bank’s various capital ratios from year-end 2004 presented in the table below resulted mainly from the net income and reduction of ESOP debt as stated above.

The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from it primary regulatory agency.

CAPITAL ADEQUACY RATIOS

(dollars	in thousands)

	September 30, 2005	December 31, 2004
Tier 1 regulatory capital	$41,209	$37,995
Tier 2 regulatory capital	$2,490	$2,500

Total regulatory capital	$43,699	$40,495

Risk-weighted assets	$251,634	$241,685

Ratios
Leverage (Tier 1 capital to average assets)	10.71%	9.78%
Tier 1 capital to risk-weighted assets	16.38%	15.68%
Total capital to risk-weighted assets	17.37%	16.71%
Shareholders’ equity to total assets	11.44%	11.02%

•	Above table is derived from the Bank’s Call Report. All ratios are for the Bank only except for the shareholders’ equity to total assets which is calculated on a consolidated basis and includes redeemable ESOP shares in the calculation of shareholders’ equity.

Shareholders’ Equity

Shareholders’ equity totaled $37.2 million at September 30, 2005, which was an increase of approximately $1.8 million from December 31, 2004. This increase was due to a $891,012 decrease in accumulated other comprehensive loss related to unrealized losses on investments, the purchase of $22,993 net purchase and retirement of treasury stock, $924,193 of dividends paid, $3.2 million in net income additions, an $819,211 reduction in ESOP debt, and proceeds of $59,750 from the exercise of stock options by one director and two employees. Furthermore, redeemable common stock held by the ESOP increased by $427,781 as explained in Note 6 to the financial statements included in this quarterly report. Increases in the cash obligation for the ESOP are affected through a reduction of retained earnings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commercial banks and other financial institutions are subject to interest rate risk. Interest rate risk is the risk to earnings or market value of equity from the potential movement in interest rates. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility, achieve reasonable stability of earnings and preserve the value of our equity. Changes in interest rates affect, among other things, our net interest income, volume of loan production and the fair value of financial instruments and our loan portfolio.

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

At September 30, 2005, our cumulative one-year gap was a negative $58.28 million, or 14.6% of total assets, which would tend to indicate that our interest-earning assets will reprice during 2005 at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to re-pricing during a given period will in fact undergo significant re-pricing even as market interest rates change. For example, we have a base of core deposits consisting of interest-bearing checking and savings accounts whose average balances and interest rates paid generally fluctuate little with changes in the levels of market rates of interest. Consequently, these relatively static interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin. Because the effects of these interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will actually increase in the near term rising interest rate environment, notwithstanding our negative gap, as the rates we are required to pay on these more static interest-bearing deposit accounts fails to keep pace with the increases in interest rates we earn on loans as market rates rise.

The following table summarizes our interest-sensitive assets and liabilities as of September 30, 2005. Variable rate loans are shown in the category of due “One Month to Three Months” because they re-price with changes in the prime-lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. However, payments actually are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, but it has been our experience that these accounts are not as highly rate sensitive as other of our interest-earning assets and interest-bearing liabilities. Accordingly, the following analysis assumes 30% of interest-bearing demand deposit accounts, 50% of money market deposit accounts, and 10% of savings accounts re-price within one year.

INTEREST SENSITIVITY GAP ANALYSIS

	AS OF SEPTEMBER 30, 2005
	Immediate Total	1 Mo. to 3 Mos.	4 Mos. to 12 Mos.	1-Yr. to 5-Yr.	>5 Yr. And Non-Rate Sensitive	Total
Assets
Interest-earning assets:
Interest-bearing deposits					$2,038	$2,038
Federal funds sold					8,448	8,448
Securities	$4,358	6,008	$139	38,497	86,689	135,691
Loans	846	32,635	45,669	98,883	19,695	197,728

Total interest-earning assets	5,204	38,643	45,808	137,380	116,870	343,905

Liabilities
MMDA and interest bearing deposits		45,596		59,474		105,070
Savings deposits		2,746		24,715		27,461
Time deposits		19,037	49,355	28,633		97,025
Borrowed funds	4,451	1,000	25,750	30,609	26,300	88,110

Total interest-bearing liabilities	$4,451	$68,379	$75,105	$143,431	$26,300	$317,666

Interest sensitivity gap	$753	$(29,736)	$(29,297)	$(6,051)	$90,570	$26,239

Cumulative sensitivity gap	$753	$(28,983)	$(58,280)	$(64,331)	$26,239

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is difficult in a changing interest rate environment and is a primary objective of our asset/liability management strategy. We were in a cumulative liability sensitive position for most time periods in the table above, except for two. A cumulative liability sensitive position tends to indicate that if interest rates increase during these cumulative liability periods, net interest margin will decrease, and that if interest rates decrease, then net interest margin will increase.

Off-Balance Sheet Arrangements

As of September 30, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

In the normal course of business we enter into credit-related financial instruments with off-balance-sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters-of-credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Our exposure to credit loss is represented by the contractual amounts of these commitments. We follow the same credit policies in making off-balance sheet commitments as we do for on-balance-sheet instruments.

Off-Balance Sheet Arrangements

	Contract Amount
	September 30, 2005	December 31, 2004
	(In thousands)
Commitments to grant loans	$13,373	$13,862
Standby letters-of-credit	3,288	2,153
Home equity lines	4,898	1,890
Credit card lines	2,219	2,312

	$23,778	$20,217

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

Item 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are from time to time party to legal proceedings arising in the ordinary course of our business. We presently believe that there is no litigation to which we presently are a party that, if such litigation were to result in an outcome unfavorable to us, would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

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
J. Robin Cummings
President and
Chief Executive Officer

November 14, 2005
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