Form 10-K
period 2005-12-31
ALTRUST FINANCIAL SERVICES INC
filed 2006-04-17
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51298

ALTRUST FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Alabama	63-0923450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

811 2nd Avenue S.W., Cullman, Alabama	35055-4222
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (256) 737-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Altrust Financial Services, Inc.’s Common Stock, par value $.01 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 15, 2005 (the last sale prior to June 30, 2005), was $59,928,275.

The number of shares outstanding of Altrust Financial Services, Inc.’s Common Stock, par value $.01 per share, as of March 1, 2006 was 5,485,625, of which no shares were held by Altrust Financial Services, Inc. as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held May 25, 2006, is incorporated by reference in Part III to the extent described therein.

ALTRUST FINANCIAL SERVICES, INC.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words “the Company,” “we,” “us” and “our” refer to the combined entities of Altrust Financial Services, Inc. and its wholly owned subsidiaries, Peoples Bank of North Alabama, Southern Insurance of Cullman, Inc. and Southern Appraisal Services, Inc.

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made or incorporated by reference in this report, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of allowances for loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures including, without limitation, the related time and costs of implementing such transactions and the possible failure to achieve expected gains, revenue growth or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

ITEM 1. BUSINESS.

General

Altrust Financial Services, Inc. (“Altrust”) was incorporated in 1985 as Cullman Bancshares, Inc., an Alabama corporation, which changed its name in 1996 to Altrust Financial Services, Inc. Altrust is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, and a financial holding company registered under the Gramm-Leach-Bliley Act of 1999. Altrust primarily conducts its business through Peoples Bank of North Alabama (“Peoples Bank”), its wholly-owned bank subsidiary.

Peoples Bank is an Alabama bank that commenced operations in September 1977 as Peoples Bank of Holly Pond. Peoples Bank opened its first branch in the city of Cullman, Alabama in September 1983, and adopted the name Peoples Bank of Cullman County. In June 1994, Peoples Bank of Cullman County changed its name to Peoples Bank of North Alabama.

On May 31, 2002, Peoples Bank acquired six branches in Marshall County, Alabama from Community Bank, an Alabama commercial bank. In connection with the acquisition, Peoples Bank acquired approximately $59.2 million in loans and approximately $1.7 million of other assets (including capitalized leases), and assumed approximately $79.5 million of deposits and other liabilities. Peoples Bank paid Community Bank a core deposit premium of approximately $4.9 million, or eight percent of the core deposits acquired in the transaction, of which approximately $4.0 million was allocated to goodwill and approximately $900,000 was allocated to core deposit intangibles. On February 2, 2004, Peoples Bank acquired another small branch in Morris, Alabama from The Bank, an Alabama commercial bank. In connection with the Morris branch acquisition, Peoples Bank acquired approximately $8.2 million in assets and approximately $6.4 million in deposit liabilities. Included in the assets acquired in the Morris branch acquisition were approximately $693,000 of goodwill and approximately $45,000 of core deposit intangibles. In September 2005, Peoples Bank purchased two branch buildings from Regions Bank (“Regions”), one in Cordova, Alabama and one in Blountsville, Alabama. As of December 31, 2005, these branches had deposits of approximately $15.4 million and $10.7 million respectively. In August 2005, Peoples Bank also entered into a lease-purchase agreement with Bow Tie, LLC for a branch building in Decatur, Alabama pursuant to which Peoples Bank will lease the branch for 14 calendar months. After the term of the lease, the building will be purchased for $375,000. In connection with the lease purchase agreement, the Bank advanced a $385,000 purchase money loan to Bow Tie, LLC, at a rate of 6.5%, with the loan dated June 23, 2005 due in October of 2006.

Peoples Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are insured by the FDIC up to the maximum permitted by law. Peoples Bank is supervised, regulated and examined by the FDIC and the Alabama Superintendent of Banks. Peoples Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Atlanta.

Peoples Bank is primarily engaged in retail and commercial banking in Blount, Cullman, Marshall, Walker and Morgan Counties, Alabama, as well as the northern portion of Jefferson County, Alabama. Peoples Bank provides mostly traditional banking services including the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its business customers.

Altrust has two other wholly-owned subsidiaries, Southern Insurance of Cullman, Inc. (“Southern Insurance”), and Southern Appraisal Services, Inc. (“Southern Appraisal”). Southern Insurance was incorporated in 1993 under the laws of the State of Alabama. Southern Insurance acts as an agent for obtaining title insurance for Peoples Bank’s real estate customers. Southern Insurance receives commissions on title policy premiums as compensation for its services. Southern Appraisal was incorporated in Alabama in 2003 and provides real estate appraisal services. Revenues and expenses of both subsidiaries account for less than 3% of Altrust’s consolidated revenues and expenses. Revenues are included in consolidated non-interest income, and expenses are included in consolidated non-interest expense.

As of December 31, 2005, Altrust had total consolidated assets of approximately $403 million, total consolidated liabilities, including deposits, of approximately $357 million, consolidated shareholders’ equity of approximately $38 million and approximately $8 million in redeemable common stock held by ESOP at fair market value.

Our principal executive offices, including the principal executive offices of Peoples Bank, are located at 811 2nd Avenue S.W., Cullman, Alabama 35055, and our telephone number is (256) 737-7000.

Business Strategy

Altrust seeks to serve the banking and financial needs of the North Alabama communities where we have offices. As a financial holding company, we are permitted to engage in a variety of activities which are financial in nature but which may not be permissible for our bank and bank holding competitors. Our objective has been to develop a market niche with profitable consumers and small businesses with emphasis on the number of account relationships, along with growth of deposit dollars.

Peoples Bank offers personalized and flexible banking services to the communities in our market area and is able to react quickly to changes in those communities. Peoples Bank also offers products tailored to the specific needs of our communities.

Banking Operations

Peoples Bank’s services are retail-oriented and aimed at individuals and small to medium-sized owner-operated businesses located within our North Alabama market area. Peoples Bank provides a broad range of traditional banking and financial services to its customers, but its activities consist mostly of taking demand and time deposits and making secured and unsecured consumer and commercial loans.

Market Area

Peoples Bank operates 27 offices within its primary market area in Blount, Cullman, Marshall, Morgan, and Walker Counties, Alabama, as well as the northern portion of Jefferson County, Alabama. Our market area is largely comprised of rural and residential communities with related agricultural, retail and commercial development.

Lending Activities

The principal lending activity of Peoples Bank has been the origination for its own portfolio of adjustable-rate and fixed-rate loans secured by various forms of collateral.

One- to Four-Family Residential Mortgage Loans. Peoples Bank’s residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in Peoples Bank’s primary market area. Peoples Bank originates both adjustable-rate and fixed-rate residential, mortgage loans. Peoples Bank may, from time to time, sell residential mortgage loans from our loan portfolio in the secondary market.

Construction Lending. Peoples Bank engages in construction lending that involves loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, for commercial properties. Nearly all of Peoples Bank’s construction loan properties are located in Peoples Bank’s primary market area.

Commercial Loans. Most of Peoples Bank’s commercial lending activities are in loans secured by commercial properties. These loans consist primarily of permanent loans secured by small office buildings, apartment buildings, churches, shopping centers and convenience stores. Commercial real estate secured loans are generally originated in amounts up to 75% of the appraised value of the property on an adjustable-rate basis with the interest rate adjusting annually and with terms of up to 20 years.

Consumer and Other Installment Loans. Consumer loans consist of savings account loans, personal secured and unsecured loans, automobile loans, watercraft loans, recreational vehicle loans, and home improvement loans. Nearly all of Peoples Bank’s consumer loans have fixed rates of interest.

Investment Activities

Peoples Bank invests in securities, principally U.S. government and agency securities, state, county and municipal securities, mortgage-backed securities, and other investment grade securities. All of our securities are classified as available-for-sale. See Note 2 to our audited financial statements set forth in Item 8 of this report for further discussion on our investment activities.

The carrying value of investment securities pledged to secure public funds on deposit, advances from the FHLB, and for other purposes as required by law was approximately $105,580,000 at December 31, 2005.

Other investments include a restricted investment in the FHLB of Atlanta common stock to comply with a membership requirement and to secure available lines of credit from the Federal Home Loan Bank. Other investments also include an investment in The Bankers Bank, Atlanta, GA stock and an investment in CBAA Services, Inc., a group purchasing entity organized by the Community Bankers Association of Alabama.

Source of Funds

General. The major sources of Peoples Bank’s funds for lending and other investment purposes are deposits, scheduled principal repayments, prepayment of loans and mortgage-backed securities, maturities of investment securities, certain borrowings, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposits. We attract customer deposits principally from within our primary market area by offering a broad selection of deposit instruments, including demand deposit accounts, checking accounts, savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

Borrowings. We may obtain advances from the Federal Home Loan Bank of Atlanta to supplement Peoples Bank’s supply of lendable funds. Advances from the Federal Home Loan Bank of Atlanta may be secured by a pledge of Peoples Bank’s stock in the Federal Home Loan Bank of Atlanta, a portion of Peoples Bank’s first mortgage loans, and any securities obtained through leveraged transactions. The Federal Home Loan Bank of Atlanta has agreed to make advances to us up to a total amount equal to 30 percent of our total assets. To maintain our eligibility to borrow up to 30 percent of our assets, we must (i) maintain a CAMELS rating of 1 or 2, including an asset quality rating of 1 or 2, (ii) have a satisfactory collateral audit performed by the Federal Home Loan Bank of Atlanta, and (iii) maintain an advances-to-assets ratio of greater than 20 percent. At December 31, 2005, Peoples Bank had outstanding Federal Home Loan Bank advances of $78.4 million which we have utilized to purchase certain securities which are now classified as “available-for-sale” in our investment portfolio.

Peoples Bank also has unsecured lines of credit with correspondent banks. First Tennessee Bank has extended an accommodation to make advances of federal funds to Peoples Bank. This accommodation is subject to Peoples Bank maintaining a demand deposit account with First Tennessee Bank. As of December 31, 2005, Peoples Bank had no amounts outstanding under this accommodation.

The Bankers Bank also has extended to Peoples Bank an accommodation to make advances of federal funds. Peoples Bank must maintain a demand deposit account with The Bankers Bank and may not have an advance balance outstanding for more than 14 days. Upon a default in payment by Peoples Bank, The Bankers Bank has the right to offset the amount of that default against any other obligations it may owe Peoples Bank. As of December 31, 2005, Peoples Bank did not have any amounts outstanding under The Bankers Bank accommodation.

First American Bank also extended an accommodation for federal fund advances. No amounts were outstanding to First American at December 31, 2005.

Subsidiary Activity. Altrust has three wholly-owned subsidiaries, all incorporated under the laws of the State of Alabama. These include Peoples Bank, Southern Insurance, and Southern Appraisal. Southern Insurance is an approved agent for Chicago Title Insurance Company, Chicago, Illinois, and Stewart Title Insurance Company, Houston, Texas. Southern Insurance acts as an agent for obtaining title insurance for Peoples Bank’s real estate customers. No other products or services are offered by Southern Insurance. Southern Insurance receives commissions on title policy premiums as compensation for its services. Southern Appraisal provides real estate appraisal services to bank customers.

Seasonality, Cycles

We do not consider our banking operations to be seasonal in nature. Most cities and counties in which Peoples Bank has branch locations have diversified industries with a mix of farming and industry. Other than the poultry industry in Cullman County, one of the largest poultry producing counties in the country, there is no other single industry that we believe has a material economic, seasonal or cyclical effect on Peoples Bank or its branches. While Cullman County does have a singular industry focus, Peoples Bank has been making poultry-related loans in

Cullman County for nearly 25 years which has allowed Peoples Bank to study the poultry industry’s demand cycles and price fluctuations. Management believes it has the knowledge and experience necessary to deal with the poultry industry’s cycles and risks.

Competition

Peoples Bank operates in highly competitive markets. Peoples Bank competes directly for deposits in its commercial banking market with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, and insurance companies, locally, regionally and nationally, some of which compete with offerings by mail, telephone, computer and the Internet. In its commercial and consumer lending activities, Peoples Bank competes with other financial institutions as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit to customers located in our market area. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Important competitive factors, such as office location, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel, among others, are and continue to be a focus of Peoples Bank.

Many of the largest banks operating in Alabama, including some of the largest banks in the region, have offices in our markets. Many of these institutions have greater resources, broader geographic markets and higher lending limits and may offer various services we do not offer. In addition, these institutions are better equipped to afford and make broader use of media advertising, support services, and electronic technology. To offset these competitive disadvantages, Peoples Bank depends on its reputation as an independent and locally-owned community bank, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally.

Employees

On December 31, 2005, we had approximately 160 full-time equivalent (FTE) employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

SUPERVISION AND REGULATION

The banking and financial services industry is extensively regulated under both federal and state law. The following discussion summarizes certain statutes, rules and regulations affecting our business and operations. This summary is qualified in its entirety by reference to the statutory and regulatory provisions referred to below and elsewhere and is not intended to be an exhaustive description of the statutes or regulations applicable to us. Changes in the laws and regulations that apply to us can affect our operations in substantial and unpredictable ways. We cannot accurately predict whether legislation will be enacted, and, if enacted, the ultimate effect that it or any implementing regulations will have on our business, financial condition or results of operations.

Supervision, regulation, and examination of holding companies and banks by bank regulatory agencies are intended primarily for the protection of depositors rather than holders of our securities, including our common stock.

Holding Company Regulation

General

Altrust is a bank holding company within the meaning of the Bank Holding Company Act, as amended (the “BHC Act”) and a financial holding company within the meaning of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLB Act”), and is subject to supervision, examination, and reporting by the Federal Reserve. The State of Alabama does not currently regulate bank holding companies, but does regulate Altrust’s bank subsidiary, Peoples Bank. Altrust is required to file with the Federal Reserve periodic reports and any additional information as the Federal Reserve may require. The Federal Reserve regularly examines Altrust and may examine its subsidiaries.

Investment Activities

The BHC Act requires prior Federal Reserve approval for, among other things:

•	the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank; and

•	a merger or consolidation of a bank holding company with another bank holding company.

The Change in Bank Control Act and Federal Reserve regulations also generally require a notice and prior action thereon if anyone not subject to the BHC Act application acquires 10% or more of a bank’s or its parent holding company’s securities where the bank or holding company has a class of securities registered under the Exchange Act.

A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking, managing or controlling banks, or performing services for its authorized subsidiaries. A bank holding company may also engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to those activities.

The GLB Act, made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, board insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary to those activities. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Altrust received approval as a financial holding company on April 23, 2000.

Source of Financial Strength

Federal Reserve policy requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks. This means that a bank holding company must be prepared to use available resources to provide adequate capital funds to its bank subsidiaries during periods of financial stress and must have sufficient financial flexibility and capital-raising capacity to provide ongoing support to the banks. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, or “FIRREA,” if a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. Any loans from a bank holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of that bank.

Transactions With Affiliates

Altrust is a legal entity separate and distinct from Peoples Bank. Various legal limitations restrict Peoples Bank from lending or otherwise supplying funds to Altrust or its other affiliates. Section 23A of the Federal Reserve Act limits a bank’s “covered transactions,” which include extensions of credit with any affiliate, to 10% of the bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, all of a bank’s extensions of credit to an affiliate must be appropriately secured by acceptable collateral, generally United States government or agency securities.

Section 23B of the Federal Reserve Act requires that covered and exempt transactions among affiliates be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for transactions with unaffiliated companies.

Bank Regulation

General

Peoples Bank is an Alabama bank whose deposits are insured by the Federal Deposit Insurance Corporation, or the “FDIC.” Peoples Bank is subject to regulation and examination by the Alabama Superintendent of Banks and by the FDIC. The Alabama Superintendent of Banks and the FDIC regulate and examine all of Peoples Bank’s operations, including its overall financial condition and resources, loan loss reserves, the quality of its loan portfolio, mortgages, payments of dividends, interest rates charged, the establishment of branches, the actions of its directors and management, the investment of its funds, and compliance with its charter and the applicable law.

The powers of Alabama-chartered banks include provisions designed to provide these banks with competitive equality to the powers of national banks. In addition, the GLB Act permits banks to engage in “financial activities” through subsidiaries in a manner similar to financial holding companies.

Dividends

Dividends from Peoples Bank historically have been Altrust’s primary source of funds for servicing debt and paying cash dividends to our stockholders.

As to the payment of dividends, Peoples Bank is subject to the laws and regulations of the state of Alabama. During 2005 and 2004, Peoples Bank paid cash dividends to Altrust of $1,437,045 and $1,043,819 respectively. During 2003, Peoples Bank paid no cash dividends to Altrust.

In addition, Altrust and Peoples Bank are subject to various regulatory policies and requirements that affect the payment of dividends, including requirements to maintain adequate capital. The appropriate federal and state regulatory authorities are authorized to determine, based on the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of those dividends. The FDIC and the Alabama Superintendent have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

As to Altrust, the Federal Reserve may prohibit the payment of dividends to our stockholders if it determines that the payment would constitute an unsafe or unsound practice. The Federal Reserve’s position is that a bank holding company should not pay dividends if it is experiencing earnings weaknesses or other financial pressures and should not pay dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling its assets. In addition, a bank holding company must not pay dividends if such payment would affect its ability to provide adequate financial support for its subsidiary banks.

Safety and Soundness

The FDIC has adopted the Federal Financial Institutions Examination Council’s, or the “FFIEC,” internal rating system for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Each financial institution is assigned a confidential composite “CAMELS” rating based on an evaluation and rating of the following six components of an institution’s financial condition and operations:

•	Capital adequacy;

•	Asset quality;

•	Management;

•	Earnings;

•	Liquidity; and

•	Sensitivity to market risk.

For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; the nature and complexity of interest rate risk exposure arising from non-trading positions; and the adequacy of its capital and earnings in relation to its level of exposure.

Capital Regulations

The federal bank regulatory agencies have adopted risk-based capital guidelines for bank holding companies and banks. The guideline for a minimum ratio of capital to risk-weighted assets, including certain off-balance-sheet activities, such as standby letters of credit, is 8.0%. At least half of the total capital must consist of “Tier 1 Capital,” which includes common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill. The remainder may consist of “Tier 2 Capital,” which includes non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt, intermediate term preferred stock and up to 45.0% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance.

All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. The federal agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state banks, which provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3.0%, plus an additional cushion of 1.0% to 2.0% if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels. Higher capital may be required in individual cases, depending upon a bank holding company’s risk profile. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated by deducting all intangibles, in evaluating proposals for expansion or new activity.

The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; and

•	critically undercapitalized.

A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. The capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the ratio of the total of Tier 1 Capital and Tier 2 Capital to total risk-weighted assets;

•	the Tier 1 Capital ratio; and

•	the Leverage Ratio.

Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10.0% or greater, a Tier 1 Capital ratio of 6.0% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8.0% or greater, a Tier 1 Capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater – or 3.0% in some circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8.0% or a Tier 1 capital ratio of less than 4.0%, or 3.0% in some circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6.0%, a Tier 1 Capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

The following table sets forth Altrust’s and Peoples Bank’s capital information as of December 31, 2005.

CAPITAL ADEQUACY RATIOS

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk based capital to risk weighted assets:
Peoples Bank	$44,737	17.07%	$20,961	8.0%	$26,201	10.0%
Consolidated	44,924	17.15%	20,961	8.0%	26,201	10.0%

Tier 1 capital to risk weighted assets:
Peoples Bank	42,332	16.16%	10,481	4.0%	15,721	6.0%
Consolidated	42,519	16.23%	10,481	4.0%	15,721	6.0%

Tier 1 capital to average assets (leverage ratio):
Peoples Bank	42,332	10.76%	15,740	4.0%	19,675	5.0%
Consolidated	42,519	10.83%	15,740	4.0%	19,675	5.0%

Community Reinvestment Act

Altrust and Peoples Bank are subject to the Community Reinvestment Act, or the “CRA,” and the federal banking agencies’ related regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution that has applied to:

•	charter a bank;

•	obtain deposit insurance coverage for a newly-chartered institution;

•	establish a new branch office that accepts deposits;

•	relocate an office; or

•	merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the FDIC, Peoples Bank’s primary federal regulator using a lending test, an investment test, and a service test. The FDIC also will consider:

•	demographic data about the community;

•	the institution’s capacity and constraints;

•	the institution’s product offerings and business strategy; and

•	data on the prior performance of the institution and similarly situated lenders.

The federal bank regulators recently proposed changes to their CRA regulations. Financial holding company subsidiaries must receive “satisfactory” or better CRA ratings to engage in financial holding company or subsidiary activities permitted by the GLB Act. Peoples Bank received a “satisfactory” CRA rating on its most recent examination.

Consumer Regulations

Interest and certain other charges collected or contracted for by Peoples Bank are subject to state usury laws and certain federal laws concerning interest rates. Peoples Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies;

•	The GLB Act, which requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

FDIC Insurance Assessments

Peoples Bank’s deposits are primarily insured by the FDIC’s Bank Insurance Fund, or “BIF.” The FDIC utilizes a risk-based deposit insurance premium schedule to determine the assessment rates for Bank Insurance Fund-insured depository institutions. Each financial institution is assigned to one of three capital groups:

•	well capitalized;

•	adequately capitalized; or

•	undercapitalized.

Each financial institution is further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. The recently enacted Federal Deposit Insurance Reform Act authorizes the FDIC to revise the manner in which it charges insured depository institutions insurance premiums.

The BIF assessment rates currently range from zero basis points on deposits for a financial institution in the highest category, to 27 basis points on deposits for an institution in the lowest category. In addition, the Deposit Insurance Funds Act of 1996 authorizes the FDIC to collect The Financing Corporation, or “FICO,” deposit assessments on Bank Insurance Fund – and Savings Association Insurance Fund (“SAIF”) assessable deposits at the same rate. FICO assessments are set quarterly, and in 2005 ranged from .335 cents to .36 cents per $100 of assessable deposits. Peoples Bank paid no FDIC insurance premiums in 2003, 2004 or 2005, and paid FICO assessments of approximately $43,656, $29,940 and $32,814, in each of these years, respectively.

Enforcement Policies and Actions

The Federal Reserve, the FDIC, and the Alabama Superintendent monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, issuing cease and desist orders or memorandums of understanding, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company. The regulatory agencies have extensive powers to enforce their agreements with banks and bank holding companies, including, among other actions, civil money penalties, and possible proceedings to terminate FDIC insurance.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve.

The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and will continue to do so in the future. The conditions in the national and international economies and money markets, as well as the actions and changes in policy by monetary and fiscal authorities, and their effect on us cannot be predicted.

USA PATRIOT Act

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, (“USA PATRIOT”), financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities.

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 restricts money laundering by terrorists in the United States and abroad. This Act specifies new “know your customer” requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1.0 million.

Insurance Regulation

Southern Insurance acts as an agent to obtain title insurance under various title insurance underwriters who are regulated by the Alabama Department of Insurance.

Federal Deposit Insurance Reform Act

Congress passed the Federal Deposit Insurance Reform Act in February 2006. Among other things, this new law will merge BIF and SAIF during 2006. Deposits will remain insured up to a maximum of $100,000, but will be adjusted every five years based on inflation. Retirement accounts will be insured up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated and authorizes the FDIC to revise its risk-based deposit insurance assessment program.

Legislative and Regulatory Changes

Legislative and regulatory proposals regarding changes in banking laws, the regulation of banks, thrifts and other financial institutions, as well as bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Alabama. Proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts and to establish interstate branches de novo. It cannot be predicted whether any proposals will be adopted, and, if adopted, how these proposals will affect us.

On January 10, 2006, the federal bank regulatory agencies released proposed guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). This proposal defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded from the Guidance.

The Guidance is triggered where either:

•	Total reported loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the bank’s total capital.

The requirements of the Guidance may also be triggered where the bank has had a sharp increase in CRE lending or has significant concentrations of CRE secured by a particular property type. Banks that are subject to the Guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

Altrust believes that the Guidance is not currently applicable as they are below the thresholds as of December 31, 2005. But they will monitor on a quarterly basis whether they are approaching the limits that would trigger the Guidance in order to implement greater internal controls and monitoring.

Statistical Disclosure

Certain statistical and financial information (as required by Guide 3) is included in response to Item 7 of this Form 10-K set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1A. RISK FACTORS.

We may not be able to successfully manage our growth or implement our growth strategies, which may adversely affect our results of operations and financial condition.

During the last five years, we have experienced significant growth. A key aspect of our business strategy is our continued growth and expansion. Our ability to continue to grow depends, in part, upon our ability to:

•	open new branch offices or acquire existing branches or other financial institutions;

•	attract deposits to those locations; and

•	identify attractive loan and investment opportunities.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities for future expansion. Our ability to manage our growth successfully will also depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls and asset quality and successfully integrate any businesses we acquire into our organization.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; We depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our President and Chief Executive Officer, J. Robin Cummings, and our other executive and senior lending officers. We have no assurances that we will be able to continue to retain the services of Mr. Cummings. The unexpected loss of Mr. Cummings or other key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. We maintain key man life insurance policies solely for our CEO, Robin Cummings. We maintain bank owned life insurance (BOLI) on Mr. Cummings and various other senior officers.

The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make our recruitment of these professionals more difficult. The market for these professionals is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on loans and investments and interest rates paid on deposits and other interest-bearing liabilities. We may pay above-the-market rates to attract depositors as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of mortgage loan originations and the value we can recognize on the sale of mortgage and home equity loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Based on our asset/liability position at December 31, 2005, we anticipate that an increase in interest rates would benefit our net interest income in the short term. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

Our leveraged investment strategy has risks of loss.

Our assets increased approximately $114 million from December 31, 2003 to December 31, 2004. Approximately 85% of the increase in our assets from 2003 to 2004 was due to our borrowing of $96.4 million of advances under our then current line of approximately $118 million with the Federal Home Loan Bank of Atlanta. With the proceeds of these advances we increased securities available-for-sale for 2004 approximately $82 million and reduced federal funds purchased from $10.6 million to zero.

We entered into this leveraged investment strategy of using borrowings under available Federal Home Loan Bank of Atlanta lines of credit to purchase investment securities to improve our net interest income during a period when a slow economy and increased competition in our market areas made additional loan growth difficult. Consequently, we increased our borrowings under available lines of credit and used the proceeds from these borrowings to purchase interest-earning securities having expected yields in excess of the cost to us of the borrowings used to fund those securities purchases. Through this leveraged strategy, we were able to increase our net interest income from investments by approximately $1.0 million in 2004 with approximately an additional $739,000 increase in net interest income for 2005 over 2004.

Changes in the level of interest rates may negatively affect the value of our assets. Approximately $113 million or 88% of our total securities portfolio are fixed-rate securities. Fixed rate securities are generally affected more negatively by increases in our interest rates. GAAP requires us to reduce our shareholders’ equity, or book value, by the amount of any decrease, net of tax, in the market value of our securities available-for-sale. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan credit agreements. As a result, we could be required to sell some of our investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Changes in interest rates also may affect our net interest income, which is the difference between the interest income that we earn on our interest-earning investments and the interest expense that we incur in financing our investments. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates and times than the interest that we earn on our assets. If the net differential between our interest income on our assets and our interest expense to carry such securities was reduced, our net income would be reduced. Interest rate fluctuations resulting in our interest expense exceeding our interest income could result in operating losses for us and may limit or eliminate our ability to pay dividends to our shareholders. The return on our investments, the cash available for paying dividends to our shareholders and the amount of capital to support our capital adequacy may be reduced to the extent that changes in market conditions cause the costs of our financings to increase relative to the income that can be derived from the assets we hold in our portfolio. Further, the leverage we have incurred through our Federal Home Loan Bank advances may exacerbate any losses we incur.

We may be adversely affected by economic conditions in our market area, specifically in Cullman County.

We are headquartered in northern Alabama, and our market includes Blount, Cullman, Marshall and Morgan Counties, Alabama, as well as the northern portion of Jefferson County, Alabama. Because our lending is concentrated in this market, we will be affected by the general economic conditions in north central Alabama. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing and the performance of our bank and insurance subsidiaries. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the demand for banking products and services generally and our financial condition and performance.

Cullman County is a large poultry-producing area. Though we do not have significant credit exposure to the poultry business, the downturn in the poultry industry could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability.

Deterioration in local, regional, national or global economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, a weakening of the real estate or employment market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability. Substantially all of our real estate loans are collateralized by properties located in the northern Alabama market area, and substantially all of our loans are made to borrowers who live in and conduct business in this market area. Any material economic deterioration in this market area could have an adverse impact on our profitability.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed our current estimates. Growing loan portfolios, are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult for us, and may be more susceptible to changes and to losses exceeding estimates, than more seasoned portfolios. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material adverse effect on our financial performance. Because of our growth strategy, we expect that our earnings will be negatively affected by loan growth, which generally requires us to make additions to our allowance for loan losses. Consistent with our loan loss reserve methodology, there may be possible additions to our loan loss reserve levels as a result of our growth strategy, which may affect our short-term earnings.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision for loan losses or in loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services.

To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share, and may adversely affect our results of operations and financial condition.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect our depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable to us. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at existing and new branch locations as well as investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

Our executive officers, directors and other five percent or greater shareholders and entities affiliated with them own a large percentage of our company, and could influence matters requiring approval by our shareholders.

As of December 31, 2005, our executive officers, directors, and other five percent or greater shareholders and entities affiliated with them, beneficially owned approximately 31.12% of our outstanding common stock (excluding Employee Stock Ownership Plan shares). These shareholders, acting together, are capable of influencing matters requiring approval by our shareholders, including the election of directors. Thus, actions might be taken even if other shareholders oppose their efforts. This concentration of ownership might also have the effect of delaying or preventing a change of control even if such a transaction is favored by other shareholders.

Some of our loan concentrations present a business risk if segments of the economy suffer a downturn.

Our loan portfolio is concentrated in consumer finance loans and real estate mortgages. Although we do not believe that the concentration of our loans in consumer finance lending areas currently pose an undue risk to us, a downturn in the local economy that negatively affects the ability of our consumer borrowers to repay their loans could have a significant adverse effect on our financial condition and performance.

We are subject to regulatory risks associated with commercial real estate lending growth and concentrations

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset, especially since the Company has 13.3% of its portfolio in CRE loans. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. See “Supervision and Regulation — Commercial Real Estate Lending and Concentrations.”

A downturn in the real estate market could hurt our business.

A downturn in the real estate market could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2005, approximately 77.09% of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in northern Alabama. If there is a significant decline in real estate values, especially in north central Alabama, the collateral for our loans will provide less security. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face credit quality risks and our credit policies may not be sufficient to avoid losses.

We lend primarily to individuals and small- to medium- size businesses, which may expose us to greater risks than if we made loans principally to larger, better-capitalized businesses with longer operating histories. Although we maintain credit policies and underwriting and credit monitoring procedures to manage our risk of loss, these policies and procedures may not prevent losses as a result of unexpected defaults by our borrowers, which could harm our results of operations and financial condition.

If we are required to write down goodwill and other intangible assets, our financial condition and results of operations could be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We cannot assure you that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and results of operations that could materially and adversely affect the value of our common stock.

Altrust’s and Peoples Bank’s Ability to Pay Dividends Is Limited.

Altrust’s only source of funds for the payment of principal of, and interest on, its indebtedness, as well as for the payment of dividends on its common stock, is from dividends paid to Altrust by Peoples Bank As a result, Altrust’s success and ability to pay dividends on its common stock depend upon the earnings and capital position of Peoples Bank. Peoples Bank’s ability to pay dividends to Altrust is limited by its obligation to maintain sufficient capital and by other general restrictions on its dividends that are applicable to Alabama banks and banks that are regulated by the FDIC.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, our financial condition, liquidity and results of operations would be adversely affected.

We and our subsidiary bank must meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to raise brokered deposits, our ability to pay dividends on common stock and our ability to make acquisitions, and we would no longer meet the requirements for remaining a financial holding company.

Technological changes affect our business, and we may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that increase customer convenience and to create additional efficiencies in our operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements.

ITEM 2. PROPERTIES.

We conduct our business primarily through our main office located at 811 2nd Avenue S.W., Cullman, Alabama and our 26 branch offices owned or leased in the ordinary course of our business located throughout Alabama. The North Main Street branch in Arab also contained Peoples Bank’s Operations Center until January of 2005, when the Operations Center was relocated to Cullman to a building leased from Walker Brothers, LTD. The Arab branches offer full-service banking to customers.

In March 2005, Peoples Bank opened a full-service branch at an 840 square foot leased facility in Scant City, Marshall County, Alabama.

During the first quarter of 2005, we entered into an agreement with Regions Bank to acquire two existing branch office properties, a 616 square foot facility in Cordova, Alabama and a 3,085 square foot facility in Blountsville, Alabama. We acquired these properties late in the third quarter of 2005, with the approval of branch applications by the Alabama Superintendent of Banks and the FDIC. These branches were converted to Peoples Bank branches immediately following their acquisition.

We presently believe that none of these facilities are, individually, material to our operations, and if forced for any reason to vacate or sell any of these facilities, we presently believe that we would be able to timely identify and occupy suitable alternative locations on equally favorable terms or at favorable costs. For information about the amounts at which bank premises, equipment and leases are recorded in our financial statements, see our consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in legal proceedings from time to time that arise in the ordinary course of our business. Although we cannot determine the ultimate disposition of these proceedings, we do not believe that adverse determinations in any of the claims and proceedings currently pending or threatened against us would have, individually or in the aggregate, a material adverse effect upon our consolidated financial condition, liquidity or results of operations.

On June 17, 2005, B&M LLC (“B&M”), a borrower from Peoples Bank, filed a petition for protection from creditors under Chapter 11 of the Bankruptcy Code in bankruptcy court in. At the time of filing, B&M owed Peoples Bank approximately $1.3 million on a loan secured by a first mortgage on approximately 65 acres of commercial property (the “Property”). In addition to Peoples Bank’s lien, an excavating company (the “Excavator”) that has performed work on the Property has filed a lien on the Property as a result of B&M’s default in paying the Excavator for its work on the Property. The bankruptcy magistrate ruled that the Excavator had a superior lien to People’s Bank lien. Peoples Bank appealed this decision in the District Court of the Northern District of Alabama, which is pending. In addition, the bankruptcy magistrate certified the issue to the Alabama Supreme Court to decide on the priority of the respective liens of Excavator and Peoples Bank. No decision has been reached on either the appeal or the Alabama Supreme Court case.

Peoples Bank is vigorously defending its rights under the loan its mortgage on the Property. The outcome of the current litigation cannot be predicted at this time, but Peoples Bank believes the estimated market value of the Property may be sufficient to cover the amounts owed by B&M to both People’s Bank and the Excavator, although depending upon the outcome of the litigation and the amount that may be realizable from sale of the Property, People’s Bank could realize a loss.

We have not incurred any penalties for failing to include, in our tax returns, any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to a reportable transaction under the Code that is required to be reported under Code Section 6707A(e).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company through the solicitation of proxies or otherwise, during the 4th quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. Our stock is not traded on any exchange, quoted on the Nasdaq or traded on any other established trading market. No market makers currently make a market in our stock, and we do not plan to engage a market maker.

The following table sets forth the estimated price range for sales of our common stock for each quarter for the last two fiscal years. The data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock.

	Estimated Price Range Per Share
	High	Low
2005:
First Quarter	$10.00	$8.55
Second Quarter	11.00	9.00
Third Quarter	11.00	9.40
Fourth Quarter	11.00	10.00

2004:
First Quarter	$10.00	$7.75
Second Quarter	10.00	7.75
Third Quarter	10.00	7.75
Fourth Quarter	10.00	7.75

Since Altrust shares are not listed, and there is no ready trading market, sales are consummated on a negotiated basis between a willing buyer and seller. Limited actual sales transactions occurred during 2005, with prices ranging from $8.55 to $11.00 per share, based on amounts orally reported to us by sellers at the point of transfer of shares on our stockholder ledger. We do not expect that an active trading market will develop in the near future.

As of December 31, 2005, there were approximately 524 holders of our common stock.

Dividends

The following table sets forth the dividends paid per share of Altrust common stock in 2005 and 2004.

Dividends Declared Per Share of Altrust common stock
2005
First Quarter	$0.05
Second Quarter	0.06
Third Quarter	0.06
Fourth Quarter	0.07

2004
First Quarter	0.05
Second Quarter	0.05
Third Quarter	0.05
Fourth Quarter	—

We paid cash dividends totaling $817,433 and $1,305,443 for 2004 and 2005, respectively. No stock dividends were declared or paid during the reported periods.

Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon our earnings, our financial condition, the capital adequacy of Altrust and Peoples Bank, our need for funds, and other relevant factors, including applicable restrictions and governmental policies and regulations.

Unless we diversify our business or acquire other financial institutions, we expect to continue to rely upon dividends that we receive from Peoples Bank as our primary source of funds to pay dividends to our shareholders. Additional information regarding restrictions on the ability of Peoples Bank or Altrust to pay dividends is contained in this report under the section entitled “ Business - Supervision and Regulation.”

Securities Authorized for Issuance Under Equity Compensation Plans

Altrust has no common equity subject to outstanding options or warrants to purchase, or securities convertible into, common equity.

The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2005:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	429,600	$7.96	842,400
Equity compensation plans not approved by security holders	0	N/A	0
Total	429,600	$7.96	842,400

Recent Sales of Unregistered Securities

Altrust did not sell any unregistered securities in 2005.

Repurchases of Equity Securities by Altrust and its Affiliates

There were no issuer repurchases of equity securities in the 4th quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the last five years, and should be read in conjunction with the section in this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our consolidated financial statements and related notes contained elsewhere herein. The information below is not necessarily indicative of future operations.

	At and for the year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Total interest income	$19,959	$17,084	$15,558	$15,622	$16,228
Total interest expense	6,819	4,668	3,871	4,781	6,643

Net interest income	13,140	12,416	11,687	10,841	9,585
Provision for loan losses	(114)	(427)	(837)	(1,153)	(740)

Net interest income after provision for loan losses	13,026	11,989	10,850	9,688	8,845
Noninterest income:
Service charges on deposits	6,241	5,083	3,864	3,279	2,287
Other income	1,210	1,105	1,062	610	667
Noninterest expense	13,904	13,263	11,633	9,215	7,120

Income before income taxes	6,573	4,914	4,143	4,362	4,679
Income tax expense	(1,676)	(1,550)	(1,387)	(1,295)	(1,645)

Net income	$4,897	$3,364	$2,756	$3,067	$3,034

Per Share Data:
Net income, basic	$0.94	$0.64	$0.56	$0.72	$0.77
Net income, assuming dilution	$0.93	$0.64	$0.56	$0.72	$0.72
Dividends declared	$0.24	$0.15	$—	$—	$0.50
Book value	$8.48	$7.98	$7.26	$6.80	$5.84

Financial Condition Data:
Assets	$403,335	$393,690	$279,450	$276,996	$201,820
Loans, net	$209,584	$192,939	$182,677	$185,263	$145,380
Cash and cash equivalents	$23,272	$25,175	$5,985	$46,153	$24,364
Investments	$133,714	$142,357	$60,695	$24,016	$19,295
Deposits	$272,075	$241,642	$216,244	$230,941	$172,471
Borrowed funds—FHLB	$78,350	$96,400	$—	$451	$139
Federal funds purchased	$—	$—	$10,573	$—	$—
Company guaranteed debt of ESOP	$1,727	$2,546	$3,096	$3,596	$3,742
Repurchase agreements	$—	$4,714	$4,997	$4,514	$—
Shareholders’ equity and redeemable common stock held by ESOP	$46,178	$43,366	$40,269	$33,257	$23,158

Selected Average Balances
Total assets	$393,617	$345,655	$282,828	$249,431	$201,125
Loans, net	$197,084	$192,504	$186,088	$170,920	$152,598
Deposits	$248,951	$236,283	$231,028	$210,833	$169,570
Shareholders equity	$44,655	$41,804	$36,337	$28,865	$22,013

Selected Ratios
Return on average assets	1.24%	0.97%	0.97%	1.23%	1.51%
Average loans to average deposits	79.17%	81.47%	80.55%	81.07%	89.99%
Return on average equity	10.97%	8.05%	7.58%	10.63%	13.78%
Average equity to average assets	11.34%	12.09%	12.85%	11.57%	10.94%
Dividend Payout Ratio	25.53%	23.44%	0.00%	0.00%	64.94%
Ratio of nonperforming assets to total assets	0.58%	0.87%	1.85%	1.75%	1.63%
Ratio of allowance for loan losses to total loans, net of unearned income	1.13%	1.28%	1.26%	1.17%	1.18%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and financial information is presented to aid in understanding our financial position and results of operations and should be read in conjunction with our consolidated financial statements included under Item 8 of this report. The emphasis of this discussion will be on the years 2003, 2004 and 2005; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Altrust Financial Services, Inc. (“Altrust”) is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, and a financial holding company registered under the Gramm-Leach-Bliley Act of 1999. Altrust primarily conducts its business through Peoples Bank of North Alabama (“Peoples Bank”), its wholly-owned bank subsidiary.

Peoples Bank is an Alabama bank that commenced operations in September 1977 as Peoples Bank of Holly Pond. Peoples Bank opened its first branch in the city of Cullman, Alabama in September 1983, and adopted the name “Peoples Bank of Cullman County.” In June 1994, Peoples Bank of Cullman County changed its name to Peoples Bank of North Alabama.

On May 31, 2002, Peoples Bank acquired six branches in Marshall County, Alabama from Community Bank, an Alabama commercial bank. In connection with the acquisition, Peoples Bank acquired approximately $58.8 million in loans and approximately $4.7 million of other assets (including capitalized leases), and assumed approximately $79.6 million of deposits and other liabilities. Peoples Bank paid Community Bank a core deposit premium of approximately $4.9 million, or eight percent of the core deposits acquired in the transaction, of which approximately $4.0 million was allocated to goodwill and approximately $900,000 was allocated to core deposit intangibles. On February 2, 2004, Peoples Bank acquired another small branch in Morris, Alabama from The Bank, an Alabama commercial bank. In connection with the Morris branch acquisition, Peoples Bank acquired approximately $8.2 million in assets and approximately $8.2 million in deposit liabilities. Included in the assets acquired in the Morris branch acquisition were approximately $693,000 of goodwill and approximately $45,000 of core deposit intangibles. In September 2005, we purchased two branch buildings from Regions Bank, one in Cordova, Alabama and one in Blountsville, Alabama. As of December 31, 2005, these branches had deposits of approximately $15.4 million and $10.7 million respectively. In August 2005, we also entered into a lease-purchase agreement with Bow Tie, LLC for a branch building in Decatur, Alabama pursuant to which we will lease the branch for 14 calendar months. After the term of the lease, the building will be purchased for $375,000. In connection with the lease purchase agreement, the Bank advanced a $385,000 purchase money loan to Bow Tie, LLC, at a rate of 6.5%, with the loan dated June 23, 2005 due in October of 2006.

Peoples Bank is a member of the FDIC and its deposits are insured by the FDIC up to the maximum permitted by law. Peoples Bank is supervised, regulated and examined by the FDIC and the Alabama Superintendent of Banks. Peoples Bank is also a member of the Federal Home Loan Bank of Atlanta.

Peoples Bank is primarily engaged in retail and commercial banking in Blount, Cullman, Marshall, Walker and Morgan Counties, Alabama, as well as the northern portion of Jefferson County, Alabama. Peoples Bank provides mostly traditional banking services; principally the taking of demand and time deposits and the making of secured and unsecured consumer loans and commercial loans to its business customers.

Altrust has two other wholly-owned subsidiaries, Southern Insurance of Cullman, Inc. (“Southern Insurance”), and Southern Appraisal Services, Inc. (“Southern Appraisal”). Southern Insurance was incorporated in 1993 under the laws of the State of Alabama. Southern Insurance acts as an agent for obtaining title insurance for Peoples Bank’s real estate customers. Southern Insurance receives commissions on title policy premiums as compensation for its services. Southern Appraisal was incorporated in Alabama in 2003 and provides real estate appraisal services. Revenues and expenses of both subsidiaries account for less than 3% of Altrust’s consolidated revenues and expenses. Revenues are included in consolidated non-interest income, and expenses are included in consolidated non-interest expense.

As of December 31, 2005, we had total consolidated assets of approximately $403 million, total consolidated liabilities, including deposits, of approximately $357 million, consolidated shareholders’ equity of approximately $38 million and approximately $8 million in redeemable common stock held by ESOP at fair market value.

This discussion and analysis may contain statements with respect to our financial condition, results of operations, future performance and business that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated as a result of certain risks, uncertainties and other factors, which are more fully discussed under the heading “Special Cautionary Notice Regarding Forward Looking Statements” in this report.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices accepted within the banking industry. Our significant accounting policies are described in the notes to our consolidated financial statements included under Item 8 of this report. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.

Valuation of Investment Securities

Investment securities can be classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and are reported at amortized cost. As of December 31, 2005, we did not have any securities classified as “held-to-maturity.” Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. We did not have any securities classified as trading securities as of December 31, 2005. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. We had $128.9 million in securities classified as available-for-sale as of December 31, 2005.

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

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during 2005.

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

Year Ended December 31, 2005 Compared to the Years Ended December 31, 2004 and December 31, 2003

Overview

The purpose of this discussion is to assist in the understanding of the significant changes in the financial condition and results of operations of the Company and its subsidiaries during each of 2003, 2004, and 2005. This discussion and analysis is intended to supplement and highlight information contained in, and should be read in conjunction with, the Company’s consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

A summary of several key 2005 developments include:

•	Two new branches were established in Cordova and Blountsville. Branch buildings were purchased from Regions, and a successful campaign to attract previous Regions customers resulted in year end deposits of $15.4 million and $10.7 million, respectively.

•	In August 2005, we also entered into a lease-purchase agreement for a branch building in Decatur, Alabama. We feel this will enable us to expand our presence in the Decatur market, which we feel has an outstanding growth potential.

•	A new overdraft privilege program was implemented in the latter part of 2005. We feel this will be an added benefit to our customers, and will also enhance our non-interest income levels.

•	We experienced a solid 8% growth in our loan portfolio, which grew to $212 million at December 31, 2005, up from $195 million at December 31, 2004. This growth was funded by the deposit growth mentioned above.

Net Income

Our net income for the 12 month period ended December 31, 2005 was $4.9 million representing a 46% increase over net income for the 12 month period ended December 31, 2004. Net income for the 12 months ended December 31, 2004 was $3.36 million, an increase of $608,000 over net income of $2.75 million for 2003. Diluted earnings per common share increased to $0.93 for the year ended December 31, 2005 compared to $0.64 for the fiscal year ended December 31, 2004, and as compared to $0.56 for the fiscal year ended December 31, 2003, based upon the weighted average of common shares and common share equivalents outstanding of 5,287,285, 5,277,933 and 4,906,593, for 2005, 2004 and 2003, respectively.

The increase of $1.5 million in net income for the year ended December 31, 2005 is partially attributable to an increase in interest income on investment securities, which was attributable to the increased size of our securities portfolio as a result of our implementation of a leveraged investment strategy in which we used borrowings under available lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) to purchase investment securities. This interest income was offset by increased interest expense attributable to increased rates we paid on customer interest-bearing deposits and to interest paid on our FHLB borrowings used in connection with our leveraged investment transaction. Interest income on investment securities increased approximately $1.77 million for the year ended December 31, 2005 relative to the same period in 2004. Interest and fees on loans increased approximately $750,000 and other interest and dividends increased by approximately $357,000. These increases were offset by increases in interest expense on borrowed funds and deposits, which increased by approximately $2.15 million period-over-period. The approximate $608,000 increase in net income from 2003 to 2004 is attributable to the implementation of the leveraged transaction in 2004. Net portfolio interest income increased approximately $933,000 from approximately $1.2 million in 2003 to approximately $2.1 million in 2004, offset by an approximate $1 million decline in interest income on loans due primarily to declining rates to meet market demands.

We also realized an increase in non-sufficient funds (“NSF”) fees, due to additional checking accounts opened in response to our High Performance Checking Acquisition Marketing Program, revisions we made to our check clearing policy to clear checks in number sequence rather than order presented, and increased checking customer deposits acquired in our two new branches in Blountsville and Cordova. NSF fees increased by approximately $1 million to approximately $5.2 million during the year ended December 31, 2005 relative to the same period in 2004. NSF fees in 2004 increased approximately $1 million from approximately $3.2 million in 2003 to approximately $4.2 million in 2004.

Additional increases in net income in 2005 were attributable to a decrease in the loan loss provision of approximately $313,000 during the year ended December 31, 2005 relative to the same period in 2004. We were able to decrease the provision for loan losses during the year ended December 31, 2005 because our underwriting procedures and controls were strengthened improving our loan portfolio quality and reducing our net charge-offs.

Net Interest Income

Net interest income is the principal component of our earnings and represents the difference between revenue generated by interest-earning assets and the interest costs related to funding those assets. Net interest income is affected by changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The net interest margin is net interest income as a percent of average earning assets.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars In Thousands)

	2005	Change from Prior Year		2004	Change from Prior Year		2003	Change from Prior Year
		Amount	%		Amount	%		Amount	%
Interest income	$19,959	$2,875	16.83%	$17,084	$1,526	9.81%	$15,558	$(64)	0.40%
Interest expense	6,819	2,151	46.08%	4,668	797	20.59%	3,871	(911)	-19.05%

Net interest income	13,140	724	5.83%	12,416	728	6.23%	11,687	847	7.81%
Provision for loan losses	114	(312)	-73.24%	426	(411)	-49.10%	837	(315)	-27.34%

Net interest income after Provision for loan losses	13,026	1,036	8.64%	11,990	1,140	10.49%	10,850	1,162	11.99%

Non-interest income	7,451	1,263	20.41%	6,188	1,262	25.62%	4,926	1,037	26.70%
Non-interest expense	13,904	641	4.83%	13,263	1,630	14.01%	11,633	2,418	26.23%

Income before income taxes	6,573	1,658	33.73%	4,915	772	18.63%	4,143	(219)	-5.02%
Income tax provision	1,676	125	8.06%	1,551	164	11.82%	1,387	92	7.10%

Net income	$4,897	$1,533	45.57%	$3,364	$608	22.06%	$2,756	$(311)	10.14%

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rate for each category of interest-earning assets and interest-bearing liabilities for the periods indicated.

	2005 Versus 2004 Increase (decrease) Due to Change in: (in thousands)				2004 Versus 2003 Increase (decrease) Due to Change in: (in thousands)
	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total
Interest income on:
Loans	$495	$247	$9	$751	$492	$(1,478)	$(50)	$(1,036)
Available for sale securities
Taxable	974	276	82	1,332	1,280	460	590	2,330
Non - taxable	408	22	31	461	226	1	6	233
Other earning assets	39	253	39	331	39	(33)	(8)	(2)

Total interest income	1,916	798	161	2,875	2,037	(1,050)	538	1,525

Interest expense on:
Interest bearing demand deposits	3	(29)	—	(26)	(142)	(147)	43	(246)
Savings deposits (includes MMDAs)	79	244	64	387	96	24	14	134
Time deposits < $100	(9)	373	(2)	362	(446)	(155)	31	(570)
Time deposits > $100	(4)	192	(1)	187	145	(162)	(37)	(54)
Federal funds purchased	(19)	31	(24)	(12)	(28)	6	(3)	(25)
Repurchase agreements	(16)	(2)	—	(18)	5	(4)	—	1
Other borrowings	1,058	135	78	1,271	2,447	(89)	(801)	1,557

Total interest expense	1,092	944	115	2,151	2,077	(527)	(753)	797

Net interest income	$824	$(146)	$46	$724	$(40)	$(523)	$1,291	$728

Rates reflected in the table above were not calculated on a tax equivalent basis.

We have experienced decreases in net interest income during the last two years relating to the rate component because of its net liability sensitivity position. As interest rates have risen, net interest income has been adversely affected. Competitive pressures relating to deposit rates may weaken the net interest margin in future periods. For additional information relating to our interest rate sensitivity, refer to the discussions under “Quantitative and Qualitative Disclosures about Market Risk.”

Our net interest income increased approximately $724,408, or 5.8% to $13.1 million, in the year ended December 31, 2005 compared to $12.4 million in the year ended December 31, 2004. Net interest income increased 6.22% to $12.4 million for the year ended December 31, 2004 compared to net interest income of $11.7 million for the year ended December 31, 2003. The most important factor contributing to the increase in net interest income between 2005 and 2004 was an increase of approximately $1.8 million in interest income from investment securities, resulting from our leveraged investment strategy initiated in 2004. While this leveraged investment strategy increased net interest income, it also decreased our overall net interest margin as the net interest spread between the interest we pay on the FHLB borrowings used to fund the purchase of investment securities in our leveraged strategy and the interest we earn on the securities purchased with those borrowings is lower than our historical net interest spread. Net interest income during 2004 reflected a substantial increase of approximately $728,000 when compared to 2003. The increase in net interest income was due to the substantial leveraged portfolio investments we made in 2004, financed through Federal Home Loan Bank borrowings. As with 2005, although the leverage strategy increased net interest income in 2004, it also decreased our net interest margin because the interest rate spread on the leveraged investments was substantially lower than our historical net interest margin.

Average earning assets were $346 million for 2005, which was 15% higher than average earning assets in 2004. Average earning assets of approximately $302 million in 2004 were 27% higher than the approximately $237 million of average earning assets in 2003. Competitive pressures, Federal Reserve Bank monetary policies, and the composition of interest-earning assets and interest-bearing liabilities affect our net interest margin. For the year ended 2005, our net interest margin decreased 32 basis points to 3.80% from 4.12% for the year ended 2004. Net interest margin for 2004 decreased from the net interest margin of 4.93% for 2003.

The following table details average balances (using daily averages) of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid thereon, and the yield or rate for the years ended December 31, 2005, 2004 and 2003.

Average Consolidated Balance Sheets and Net Interest Analysis

(Dollars In Thousands)

	December 31, 2005			December 31, 2004			December 31, 2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earning assets
Loans, net of unearned income	$197,084	$13,996	7.10%	$192,504	$13,246	6.88%	$186,088	$14,282	7.67%
Available for sale securities
Taxable	112,947	4,634	4.10%	87,214	3,327	3.81%	38,194	997	2.61%
Non - taxable	20,727	747	3.60%	8,549	286	3.35%	1,614	53	3.28%
Other earning assets	15,364	582	3.78%	13,260	225	1.69%	11,362	226	1.99%

Total earning assets	346,122	19,959	5.86%	301,527	17,084	5.67%	237,258	15,558	6.56%

Allowance for loan losses	(2,481)			(2,502)			(2,454)
Intangible assets	5,667			5,948			5,769
Cash and due from banks	15,947			14,642			20,831
Premises and equipment	13,529			12,688			10,793
Other assets	14,833			13,344			10,631

Total assets	$393,617			$345,647			$282,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Interest-bearing demand deposits	25,261	215	0.85%	24,993	241	0.96%	35,263	487	1.38%
Savings deposits (includes MMDAs)	105,504	685	0.65%	83,458	298	0.36%	52,701	165	0.31%
Time deposits < $100	58,547	1,942	3.32%	58,883	1,612	2.74%	74,025	2,182	2.95%
Time deposits > $100	28,885	801	2.77%	29,079	580	1.99%	23,648	634	2.68%
Federal funds purchased	294	12	4.08%	1,328	24	1.80%	3,069	49	1.60%
Repurchase Agreements	4,568	64	1.40%	5,647	82	1.45%	5,315	81	1.52%
Other borrowings	92,730	3,100	3.34%	58,708	1,831	3.12%	5,900	273	4.63%

Total interest-bearing liabilities	315,789	6,819	2.16%	262,096	4,668	1.78%	199,921	3,871	1.94%

Noninterest bearing demand deposits	30,754			39,869			45,392
Accrued expenses and other liabilities	2,419			1,884			1,179
Shareholders’ equity and redeemable common stock held by ESOP	45,662			42,270			36,613
Unrealized gain/loss on investment securities	(1,007)			(472)			(277)

Total liabilities and shareholders’ equity	$393,617			$345,647			$282,828

Net interest income		$13,140			$12,416			$11,687

Net interest spread			3.70%			3.88%			4.62%

Net interest margin			3.80%			4.12%			4.93%

For the purposes of the Average Consolidated Balance Sheet above, non-accruing loans are included, but no revenue is recognized on such loans once so classified. Loan fees of approximately $776,000, $701, 000 and $1.083 million are included for 2005, 2004 and 2003, respectively. Income on tax exempt securities is not calculated on a tax equivalent basis.

Allowance for Loan Losses

The allowance for loan losses is based on management’s evaluation of the economic conditions, volume and composition of the loan portfolio, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. Management performs such reviews quarterly and makes appropriate adjustments to the provision for loan losses to maintain our allowance for loan losses at an appropriate level.

The allowance for loan losses was $2.40 million, $2.50 million and $2.3 million as of December 31, 2005, 2004 and 2003, respectively. The reduction in our allowance for loan losses from 2004 to 2005 is the result of improvements in the quality of our loan portfolio through our use of progressive reviews of larger loans, requiring that such loans obtain internal loan committee, Executive Loan Committee, and board approvals. Tighter underwriting standards have also been implemented, resulting in more conservative lending and better collateralization. Net charge-offs for the year ended December 31, 2005 totaled approximately $209,483, compared to approximately $248,695 for the same period ended December 31, 2004 and approximately $711,901 for the same period ended December 31, 2003.

Our management believes that its current credit-granting and administration processes follow a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs and non-performing loans, although all credit-granting processes require subjective judgments and estimates.

Non-Interest Income

Our primary source of non-interest income is non-sufficient funds fees, service charges and other fees we earn on our deposit accounts. Total non-interest income totaled approximately $7.45 million for the year ended December 31, 2005, up approximately $1.26 million or 20%, from the approximately $6.19 million realized in the same period ended December 31, 2004 and $4.9 million for the 12 month period ended December 31, 2003. The increase from 2004 to 2005 was predominantly due to an increase of approximately $1.16 million in service charges on deposits, again due to an increase in the number of checking accounts resulting from our High Performance Checking Acquisition Marketing Program and the implementation of a new overdraft privilege program in the fourth quarter of 2005. The increase in deposits attributable to our High Performance Checking Acquisition Marketing Program resulted in an increase in the total non-sufficient funds charges and other service charges we earned in 2004 also accounting for most of our non-interest income improvement in 2004.

Non-Interest Expense

Non-interest expense increased to approximately $13.90 million from approximately $13.26 million for the year ended December 31, 2005 compared to the same period ended December 31, 2004. This 4.8% increase was primarily due to the increased mailing and associated costs of marketing efforts in connection with our High Performance Checking Acquisition Marketing Program and to the higher legal and professional fees we incurred. Professional services expenses increased from $313,000 in 2004 to $692,000 in 2005. Expenditures for legal and professional services were higher in 2005 due to the preparation of our registration statement on Form 10 for filing with the SEC and other costs related to becoming an SEC reporting company. Additional accounting and auditing fees have also been incurred in preparation for compliance with the Sarbanes-Oxley Act of 2002. Personnel expense was $5.9 million during the year ended December 31, 2005 compared to $6.2 million for 2004, a result of cost-containment efforts utilizing more part-time employees, resulting in a slight reduction of full-time equivalent employees.

Total non-interest expense for the year ended December 31, 2004 was $13.3 million, compared to $11.6 million for the year ended December 31, 2003. Total salaries and benefits expenses for 2004 were $6.17 million, an increase of approximately $320,000, or 5.4%, from $5.85 million for 2003. This increase was primarily due to group health insurance rate increases of over 20% from 2003 to 2004. We also incurred additional salary expenses in 2004 as we increased staffing in connection with the opening of two new branches — Morris in February of 2004 and Locust Fork in September of 2004. Further, during 2004, other operating expenses increased $1.2 million, or 37.52%, over the year ended December 31, 2003. This increase was primarily due to expenditure increases due to restructuring in preparation for Check 21 imaging, increase in depreciation due to new branches and various equipment acquisitions and increases in overdraft losses due to increased volume of deposit accounts.

Amortization of core deposit intangibles decreased approximately $362,000 in the year ended December 31, 2005 compared to the year ended December 31, 2004 as the carrying value of core deposit intangibles declined to $878,000 at December 31, 2005. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, the value and estimated lives of these intangibles will be periodically evaluated for possible impairment. For more information, see the notes to our Financial Statements. Amortization of core deposit intangibles increased $45,000 in 2004 due to amortization of our new Morris branch deposit premium and the methodology of accelerated amortization in earlier years. Total amortization of core deposit intangibles for the year ended December 31, 2004 was $513,901 compared to $468,805 for the year ended December 31, 2003.

Net occupancy expense in 2005 was approximately $1.89 million, a slight increase of approximately $100,000 over 2004, a result of increased lease expense for our Locust Fork branch which opened in September of 2004, our Scant City branch which opened in March of 2005, and our operating center in Cullman which opened in January of 2005. We also leased additional space at our Baileyton branch during the third quarter of 2005, further increasing our lease expense. We did not renew our leases for our Arab downtown branch due to relocating our operations center to Cullman as mentioned above, resulting in a reduction of our lease expense by $2,800 per month starting in April of 2005.

Our non-interest expenses include operating expenses attributable to Southern Insurance and Southern Appraisal which accounted for less than 3% of consolidated non-interest expenses each of 2005, 2004 and 2003.

Income Taxes

For the year ended December 31, 2005, income tax expense increased approximately $125,288, or 8%, to $1.68 million from $1.55 million in 2004. These levels represent an effective tax rate on pre-tax earnings of 25.49% and 31.55% for the year ended December 31, 2005 and 2004, respectively. The actual dollar increase was due to increased net income levels over the prior year and the decline in the effective rate was due to the significant increase in income attributable to tax-exempt municipal securities in 2005.

FINANCIAL CONDITION

Overview

During the year ended December 31, 2005, our total assets increased by 2.45% to approximately $403.33 million from approximately $393.69 million at December 31, 2004. This small increase resulted primarily from an approximate $16.5 million increase in loans partially offset by an $8.1 million decrease in securities available-for-sale due to scheduled paydowns and maturities.

Loans

Total loans increased approximately $16.55 million, or 8.47%, from year-end 2004 to December 31, 2005, and were up 14.6%, or approximately $26.99 million, from December 31, 2003. This increase in total loans was attributable primarily to an increase in residential mortgage and commercial loans that resulted from our increased focus on lending to commercial customers and to continued modest improvements in general economic conditions. Residential mortgage and commercial loan growth during the year ended December 31, 2005 was partially offset by a $5.7 million or 22% decrease in commercial real estate loans, which was attributable to the payoff of several larger commercial loans which have not been replaced in our portfolio at this time. We experienced an increase of approximately $20 million or 16% in our residential mortgage loan category at December 31, 2005 compared to December 31, 2004.

Average loans increased 2.4% between the years ended December 31, 2004 and 2005 and comprised 56.9% of average earning assets for the year ended December 31, 2005, compared to 63.8% for the year ended December 31, 2004. The decrease in average loans as a percentage of total average earning assets during the year ended 2005 was due to the significant increase in the size of our investment securities portfolio in 2005 as a result of our leveraged investment strategy.

The following table presents a summary of the loan portfolio by category for the past five years:

Loans Outstanding

	As of December 31, (In Thousands)
	2005	2004	2003	2002	2001
Commercial	$28,196	$26,776	$22,563	$30,887	$17,907
Real estate – construction	20,904	26,649	25,320	3,927	3,106
Real estate – mortgage	142,507	122,556	113,253	126,664	104,458
Installment loans to individuals	20,382	19,458	23,865	25,983	21,657

Total loans	$211,989	$195,439	$185,001	$187,461	$147,128

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2005. Our loan policy does not permit renewal of loans that are past due, loans where the interest due is not collected or to prevent delinquency.

SELECTED LOAN MATURITY AND INTEREST RATE ANALYSIS

(in thousands)

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate	Total
Commercial, financial, and agricultural (1)	$14,056	$13,215	$925	$28,196	$12,903	$1,237	$14,140
Real estate—construction	15,522	3,800	1,582	20,904	4,736	646	5,382

Total	$29,578	$17,015	$2,507	$49,100	$17,639	$1,883	$19,522

(1)	includes commercial loans secured by real estate

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. We analyze the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb probable loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as our loan loss experience, the amount of past due and nonperforming loans, specific known risks, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Bank’s Executive Loan Committee on a monthly basis. We also engage outside loan review services for all credits over $500,000.

As we continue to grow the loan portfolio through new loan accounts, these new loans have limited historical loss experience on which to base a specific reserve. As a result, management’s determinations as to amounts that should be added to the general reserve with respect to new loan growth is necessarily imprecise. The following table presents a summary of changes in the allowance for loan losses for the past five years.

Analysis of Changes in Allowance for Loan Losses

	Year Ended December 31, (in thousands)
	2005	2004	2003	2002	2001
Allowance for loan losses:
Beginning of period	$2,501	$2,323	$2,198	$1,739	$1,324
Provision for loan losses	114	426	837	1,152	740

Total	2,615	2,749	3,035	2,891	2,064

Amounts charged off:
Commercial	99	160	215	56	142
Real estate - construction	19	26	—	100	—
Real estate - residential mortgage	51	47	243	232	37
Consumer	104	112	380	406	254

Total loans charged off	273	345	838	794	433

Recoveries of charged-off loans
Commercial	3	19	36	19	7
Real estate - construction	—	3	—	—	—
Real estate - residential mortgage	3	25	22	35	7
Consumer	57	50	68	47	94

Total recoveries	63	97	126	101	108

Net charge-offs	210	248	712	693	325

Allowance for loan losses - end of period	$2,405	$2,501	$2,323	$2,198	$1,739

Total loans - end of period	$211,989	$195,439	$185,000	$187,461	$147,128
Average loans	$197,084	$192,504	$186,088	$170,920	$151,304

	Year Ended December 31,
	2005	2004	2003	2002	2001
As a percentage of average loans:
Net charge offs	0.11%	0.13%	0.38%	0.41%	0.22%
Provision for loan losses	0.06%	0.22%	0.45%	0.67%	0.49%

Allowance as a percentage of year-end loans	1.13%	1.28%	1.26%	1.17%	1.19%

Allowance as a percentage of non-performing loans	219.23%	153.06%	66.18%	65.00%	94.67%

Our allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Alabama Superintendent of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. For additional information, refer to the disclosures under the heading “Supervision and Regulation” included under Item 1 of this report.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

We estimate our allowance for loan losses based upon the type of loan and loan commitment, and whether or not the credit has been classified as special mention, substandard, doubtful or loss. An allowance equal to 5% of special mention, 15% of substandard, 50% of doubtful loans and 100% of loss loans is made and such amounts are adjusted if deemed insufficient based on the individual circumstances of the specific loan.

The following table sets forth the allocation of our allowance for loan losses by loan category:

Allocation of the Allowance for Loan Losses

(Dollars in Thousands)

	As of December 31, 2005		As of December 31, 2004		As of December 31, 2003		As of December 31, 2002		As of December 31, 2001
	Amount	% Loans In Each Category to Total Loans	Amount	% Loans In Each Category to Total Loans	Amount	% Loans In Each Category to Total Loans	Amount	% Loans In Each Category to Total Loans	Amount	% Loans In Each Category to Total Loans
Commercial and agricultural	$138	9.86%	$385	13.70%	$299	12.20%	$240	16.48%	$203	12.17%
Real estate-construction	777	13.30%	423	13.64%	337	13.69%	337	2.09%	276	2.11%
Real estate-mortgage	1,371	67.23%	1,030	62.71%	1,016	61.22%	1,005	67.57%	887	71.00%
Consumer	117	9.61%	460	9.96%	434	12.90%	378	13.86%	157	14.72%
Unallocated portion of allowance	2	0.00%	203	0.00%	237	0.00%	238	0.00%	216	0.00%

Balance end of period	$2,405	100.00%	$2,501	100.00%	$2,323	100.00%	$2,198	100.00%	$1,739	100.00%

We believe that our allowance for loan losses at December 31, 2005 is sufficient to absorb probable losses inherent in our loan portfolio based on our assessment of the information available. Our assessment is based on management’s judgment and involves some uncertainty. As a result, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. We also may be required to increase to the provision for loan losses in future periods based on periodic examination by bank regulatory authorities.

Interest on loans is normally accrued from the date an advance is made. The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a nonaccrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Thereafter, any interest income on a nonaccrual loan is recognized only on a cash basis.

Nonperforming Assets

Nonperforming assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns about our ability to collect the loan’s outstanding principal and interest, and generally when loans are 90 days or more past due. While nonperforming assets represent potential losses to us, we do not expect them to result in any material losses because we believe most of our non-performing loans to be adequately secured. We do not have any commitments to lend additional funds to borrowers under loans on non-accrual status as of December 31, 2005.

Our lending officers are responsible for the ongoing review and administration of loans assigned to them. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquent loans, senior management and Peoples Bank’s Executive Loan Committee are informed of the status of delinquent and “watch” or problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Executive Loan Committee as to loan charge-offs on a monthly basis.

Generally, we evaluate loans for impairment when a loan is internally risk rated and included on our internal “watch list.” The watch list includes all non-accrual loans and all loans contractually past due 90 days or more and still accruing interest. The watch list also includes other loans that have documentation deficiencies or where management has learned additional information about the borrower that calls into doubt the borrower’s repayment ability. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on non-accrual status. The aggregate amount of the watch list loans that may be partially impaired as of December 31, 2005, was approximately $5.1 million. Even though borrowers of watch list loans, other than non-accrual and non-performing loans, are expected to make payments of principal and interest as contractually scheduled, these loans are still evaluated for impairment. Impairment with regard to substantially all of our impaired loans has been measured based on the fair value of the underlying collateral.

The table below summarizes our non-performing assets for the past five years.

Non-performing Assets

	As of December 31, (In Thousands)
	2005	2004	2003	2002	2001
Non-accrual loans	$1,046	$1,634	$3,479	$3,078	$83
Loans past due 90 days and still accruing	$51	$0	$31	$304	$1,754

Total nonperforming loans	$1,097	$1,634	$3,510	$3,382	$1,837
Other real estate owned	$1,231	$1,808	$1,648	$1,476	$1,437

Total nonperforming assets	$2,328	$3,442	$5,158	$4,858	$3,274

Nonperforming loans as a percentage of total loans	0.52%	0.84%	1.90%	1.81%	1.25%
Nonperforming assets as a percentage of total assets	0.58%	0.87%	1.85%	1.75%	1.63%

The following table sets forth our nonaccrual and restructured loans and the amount of interest foregone in 2005 on our nonperforming assets.

	Nonaccrual	Restructured	Total
Year-Ended at December 31, 2005:
Interest at contracted rates (1)	$120,068	—	$120,068
Interest recorded as income	—	—

Foregone Interest Income in 2005	$120,068	—	$120,068

(1)	Interest income that would have been recorded, if the loans had been current and in accordance with original terms.

We had $307,000 of restructured loans that were in compliance with modified terms as of December 31, 2005. We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Investment Securities

The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for investing available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowed funds.

We use three categories to classify our securities: “held-to-maturity” “trading securities” and “available-for-sale.” As of December 31, 2005, all of our investment securities were classified as available-for -sale. Our securities portfolio at December 31, 2005 consisted primarily of United States agency bonds and mortgage-backed securities. While we have no plans to liquidate a significant amount of any of our securities, these securities may be used for liquidity purposes should management deem it to be in our best interests. At December 31, 2005 we also held common stock of the Federal Home Loan Bank of Atlanta with a book value of approximately $4,358,000. There is no market value for stock of the Federal Home Loan Bank of Atlanta as the securities are not traded. We also held approximately $458,000 of the common stock of The Bankers Bank, Atlanta, Georgia, and $20,000 of CBAA Services, Inc. common stock as of December 31, 2005.

Our investment securities portfolio balance was relatively unchanged between year-end 2004 and year-end 2005. We continued to carry our entire investment securities portfolio as available-for-sale during the 12-months ended December 31, 2005. Normal paydowns on mortgage-backed securities investments and a decline in market valuation of the securities portfolio resulted in an increased unrealized loss component in shareholders’ equity from ($279,431) at December 31, 2004 to ($1,937,241) at December 31, 2005, causing a net decline in portfolio securities available-for-sale from $136,983,070 at December 31, 2004 to $128,878,054 at December 31, 2005.

Since December 31, 2004, there were $18.05 million in scheduled paydowns and maturities of our advances from the FHLB and no significant changes in our common stock investment in The Bankers Bank or CBAA Services, Inc.

The following table indicates the carrying value of our portfolio of investment securities available-for-sale at the end of each of the last three years:

	Fair Market Value December 31,
	2005	2004	2003
	(in thousands)
Investment securities available for sale:
U.S. government sponsored entities	$29,060	$26,476	$39,423
Mortgage-backed securities	67,628	86,343	14,179
State and political subdivisions	23,543	18,160	2,217
Corporate bonds	8,647	6,004	3,997

Total investment securities available for sale	$128,878	$136,983	$59,816

Our securities available-for-sale portfolio included gross unrealized gains of $53,085 and gross unrealized losses of $3,281,819 at December 31, 2005. The fair market value of our investment securities portfolio varies significantly as interest rates change. The following tables present the maturities and weighted average yields of our investment securities at December 31, 2005:

	Weighted Average Yields of Available for Sale Investment Securities
	Immediate	Over One Year to Five Years	Over Five Years to Ten Years	Over Ten Years
U.S. government sponsored entities	3.72%	3.55%	3.33%	4.13%
Mortgage-backed securities	—	3.32%	3.97%	4.50%
Asset-backed	—	—	—	5.50%
State and political subdivisions	2.40%	3.15%	3.53%	3.82%
Corporate bonds	—	—	5.27%	6.20%

	Maturities of Available for Sale Investment Securities Fair Market Value (in thousands)
	Within 1 Year	After one through five years	After five through ten years	After ten Years
Investment securities available for sale:
U.S. Government sponsored entities	$989	$20,347	$5,800	$1,923
Mortgage-backed securities	—	5,058	14,397	48,173
Asset-backed securities	—	—	—	4,496
Corporate bonds	—	—	1,166	2,985
State and municipal securities	120	3,085	6,325	14,013

Total investment securities available for sale	$1,109	$28,490	$27,688	$71,590

The above tables of maturities and weighted average yields do not include equity securities held by us, which consist of investments in the common stock of the Federal Home Loan Bank of Atlanta, common stock of The Bankers Bank, Atlanta, Georgia, and common stock of CBAA Services, Inc., in the aggregate amount of $4.8 million, as such investments lack a contractual maturity. Yields on tax exempt obligations have not been calculated on a tax equivalent basis.

Deposits

Out total deposits were approximately $272 million and $242 million at December 31, 2005 and 2004, respectively, representing an increase of approximately $30 million or 12.6% from the level at year-end 2004 to year-end 2005. This increase was largely due to the acquisition of new customer deposits from our two new branches at Cordova and Blountsville. At year end, Cordova deposits were approximately $15.4 million, and Blountsville deposits were approximately $10.7 million. The remainder of the increase was due to the continued success of our High Performance Checking Acquisition Marketing Program in attracting additional deposit accounts. Total deposits were $216 million at December 31 ,2003 and increased 12% to $242 million at December 31, 2004, as mentioned above. This increase was due to $8.5 million in year-end deposits at our Morris branch , which opened in February 2004 and $3.2 million in new deposits at our Locust Fork branch, which opened in September 2004. The remainder of the increase was due to organic deposit growth due to our marketing efforts.

Interest-bearing deposits represented 84.4% of total deposits at December 31, 2005 compared to 87.9% at December 31, 2004, and 80.4% at December 31, 2003. Certificates of deposit composed 39.75% of total interest-bearing deposits at December 31, 2004 compared to 48.66% at December 31, 2003 and 47.23% at December 31, 2002. The overall mix of deposits remained relatively stable from December 31, 2004 to December 31, 2005, with a slight increase in percentage of interest-bearing demand deposits to total deposits from 8.5% to 15.2% due to our deposit reclassification program designed to reduce required deposit reserves at the Federal Reserve Bank. We did not have any brokered deposits during the year-ended December 31, 2005, 2004 or 2003.

The composition of our average deposits, including the increase in the proportion of interest-bearing deposits relative to total deposits, is indicative of the interest rate conscious market in which we operate. We cannot provide any assurance that we can maintain or increase our market share of deposits in our highly competitive market area in the future.

The average daily balance of deposits and rates paid on those deposits are summarized for the three years ended December 31, 2005 in the following table.

	Years Ended December 31, (in thousands)
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits:
Non-interest-bearing	$30,754		$39,869		$45,392
Interest-bearing	$25,261	0.85%	$24,993	0.96%	$35,263	1.38%

Savings deposits (includes MMDAs)	$105,504	0.65%	$83,458	0.36%	$52,701	0.31%

Time deposits < $100	$58,547	3.32%	$58,883	2.74%	$74,025	2.95%
Time deposits >$100	$28,885	2.77%	$29,079	1.99%	$23,648	2.68%

Totals	$248,951	1.46%	$236,282	1.16%	$231,028	1.50%

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2005 are summarized as follows:

Maturity of Time Deposits of $100,000 or More

	Time Certificates of Deposits $100,000 or more	Other Time Deposits $100,000 or more	Total
	( in thousands)
Months to Maturity:
3 months or less	$6,335	$2,991	$9,326
Over 3 through 6 months	7,366		7,366
Over 6 through 12 months	8,437	—	8,437
Over 12 months	9,836	—	9,836

Total	$31,974	$2,991	$34,965

Liquidity

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the FHLB and other lenders, as well as the ability to liquidate securities available-for-sale.

As of December 31, 2005, we had access to advances of up to 30% of our assets from the FHLB, with the potential to increase the line of credit to up to 40% of assets upon our meeting certain eligibility criteria as specified in the FHLB’s Credit and Collateral Policy. Under the 30% limitation, we had remaining credit availability from the FHLB of approximately $42.6 million, after existing advances of $78.35 million previously used in our leveraged transaction to purchase securities for our portfolio. Advances from the FHLB may be secured by a pledge of our holdings of FHLB stock and a portion of our first mortgage loans, with the leveraged securities purchased with FHLB borrowings being pledged as collateral. In addition, we also have $30 million of available unsecured federal funds lines of credit with correspondent banks, with no amounts outstanding at December 31, 2005. The maximum amount outstanding on our FHLB advances at any month end during 2005 was $96.4 million The average amount outstanding during 2005 was $87.6 million.

As of December 31, 2004, we had purchased approximately $94.6 million of investment securities with borrowings of approximately $96.4 million under our available lines of credit with the Federal Home Loan Bank of Atlanta. The table below sets forth certain maturity and rate information with respect to our Federal Home Loan Bank of Atlanta borrowings and the investment securities we purchased with the proceeds of those borrowings as of December 31, 2004 and 2005.

FHLB Advances as of December 31, 2005
Average Maturity:	3.24 years
Average Interest Rate Paid	3.19%
Net Interest Expense for 2005:	$2,820,829
Advances Outstanding	$78,350,000

Leveraged Securities as of December 31, 2005
Average Maturity:	5.08 years
Average Interest Rate Earned:	4.74%
Net Interest Income for 2005:	$3,582,433
Value of Securities	$79,452,617

FHLB Advances as of December 31, 2004
Average Maturity:	4.00 years
Average Interest Rate Paid	3.14%
Net Interest Expense for 2004:	$1,559,448
Advances Outstanding	$96,400,000

Leveraged Securities as of December 31, 2004
Average Maturity:	4.55 years
Average Interest Rate Earned:	4.61%
Net Interest Income for 2004:	$1,957,029
Value of Securities	$94,636,675

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities (such as the FHLB, The Bankers Bank and CBAA common stock) and securities available-for-sale. These average liquid assets totaled approximately $165.0 million and $123.7 million during the twelve month periods ended December 31, 2005 and December 31, 2004, respectively, representing 66% and 52% of average deposits for those periods, respectively. The substantial increase in average liquid assets from 2004 to 2005 is due to additional portfolio investments. During 2005, we focused on increasing our investment in tax exempt securities.

We actively manage the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. We believe our liquidity sources are adequate to meet our operating needs and we do not know of any trends, events or uncertainties which will increase or decrease our liquidity in any material way.

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

FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. Altrust and the Bank both exceed the capital requirements established for well capitalized banks and bank holding companies under FDICIA guidelines. See the disclosures under the heading “Supervision and Regulation” under Item 1 of this report for more information.

Shareholders’ equity totaled $37.9 million at December 31, 2005, or 9.4% of total consolidated assets which was an increase of approximately $2.6 million from shareholders’ equity at December 31, 2004. At December 31, 2004, our total consolidated shareholders’ equity was $35.3 million, or 8.97% of total consolidated assets, compared to $34.1 million, or 12.1% of total consolidated assets, at December 31, 2003.

The increase of $2.6 million in total consolidated shareholders’ equity from 2004 to 2005 was mainly due to approximately $4.9 million of net income, partially offset by approximately $1.3 million of dividends paid. Increases in total consolidated shareholders’ equity was also offset by increases in redeemable common stock held by the ESOP of approximately $208,000 as explained in Note 14 to the financial statements. Increases in the cash obligation for the ESOP are effected through a reduction of retained earnings. Unrealized losses on available for sale investment securities further reduced shareholders’ equity at December 31, 2005 compared to December 31, 2004.

The decrease in the ratio of shareholders’ equity to total assets for 2004 resulted from an increase in over $114 million in total assets, primarily due to the $96.4 million in leveraged securities purchases we made for our securities investment portfolio in 2004. In addition, our shareholders’ equity was reduced as a result of our reacquisition of almost $382,000 of our outstanding shares of common stock, our payment of over $817,000 in dividends to holders of our common stock, and a $1.9 million decline from increased redeemable common shares held by the ESOP. Mitigating the reduction in shareholders’ equity relative to total consolidated assets in 2004 was our $3.4 million in net income, the reduction by over $550,000 of the principal amount outstanding of borrowings from First Tennessee, which was used to fund the purchase of shares for our ESOP, and payments of $153,000 we received upon the exercise of outstanding stock options.

We remained well capitalized at December 31, 2005. The increase in the Bank’s various capital ratios from year-end 2004 presented in the table below resulted mainly from the net income and reduction of ESOP debt as stated above.

The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

CAPITAL ADEQUACY

(dollars in thousands)	December 31, 2005	December 31, 2004
Tier 1 regulatory capital	$42,332	$37,885
Tier 2 regulatory capital	$2,405	$2,501

Total regulatory capital	$44,737	$40,386

Risk-weighted assets	$262,013	$241,685

Ratios
Leverage (Tier 1 capital to average assets)	10.76%	9.78%
Tier 1 capital to risk-weighted assets	16.16%	15.68%
Total capital to risk-weighted assets	17.07%	16.71%
Shareholders’ equity to total assets	11.46%	11.02%

Return on Equity and Assets

The following table shows the return on assets (net income divided by average assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share) and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2005, 2004 and 2003.

	Year ended December 31,
	2005	2004	2003
Return on assets	1.24%	0.97%	0.97%
Return on equity	10.97%	8.05%	7.58%
Dividend payout ratio	25.53%	23.44%	—
Equity to asset ratio	11.34%	12.09%	12.85%

The return on assets ratio improved from 2004 to 2005, and the return on equity ratio also improved. The return on assets ratio improved due to an increase of approximately $16.6 million in loans, which replaced the reduction in portfolio securities. Since we achieved higher earnings rates on our loans than we earned on our securities, replacing investment securities with loans improved our return on assets in 2005. Our non-interest income also improved in 2005.

The return on equity ratio showed improvement primarily due to a net income increase of over $1.5 million from 2004 to 2005. Our equity was reduced due to an increase of over $1.6 million in unrealized losses on securities, partially offset by an increase in equity due to paydown of the ESOP debt with normal company contributions and application of dividends on allocated ESOP shares.

Return on equity ratios, increased in 2004 from 2003, primarily due to implementation of a regular quarterly dividend payout program starting in the second quarter of 2004, with $817,000 in dividends paid in 2004 versus none paid in 2003, causing a reduction in equity in 2004.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	December 31, 2005	December 31, 2004
	(In Thousands)
Commitments to grant loans	$15,497	$13,862
Standby letters-of-credit	2,598	2,153
Home equity lines	5,658	1,890
Credit card lines	2,173	2,312

TOTAL	$25,926	$20,217

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

Contractual Obligations

The following table summarizes payments due from us under specified long-term and certain other contractual obligations as of December 31, 2005. Obligations under deposit contracts and short-term Federal Home Loan Bank of Atlanta advances are not included. The maturities of time deposits are scheduled in Note 6 to the consolidated financial statements. Note 7 to the consolidated financial statements provides information on short-term Federal Home Loan Bank of Atlanta advances outstanding at year-end 2005. Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.

CONTRACTUAL OBLIGATIONS

Payments due by period from December 31, 2005

(Dollars in Thousands)

	Total	Less Than One Year	Over One to Three Years	Over Three to Five Years	Over Five Years
Long-term FHLB advances (1)	$78,350	$25,050	$16,000	$11,000	$26,300
Other long-term debt obligations	1,727	1,727	—	—	—
Capital lease obligation	2,960	—	2,960	—	—
Operating lease obligations	279	125	134	20	—
Purchase obligations	1,296	1,296
Accrued interest payable	749	749

Total	$85,082	$28,822	$18,960	$11,000	$26,300

(1)	Balances are included with borrowings in our consolidated financial statements

Effects of Inflation and Changing Prices

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and such increases likely will reduce the Company’s volume of such activities.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in economic conditions, interest rates, regulations and laws. Different organizations are affected by different market risks. We do not conduct foreign exchange transactions or trading activities which would subject us to exchange rate and price risks.

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

At December 31, 2005, our cumulative one-year gap was a negative $51.5 million, or 12.8% of total assets, which would tend to indicate that our interest-earning assets will reprice during 2005 at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to repricing during a given period will in fact undergo significant repricing even as market interest rates change. For example, we have a base of core deposits consisting of interest-bearing checking and savings accounts whose average balances and interest rates paid generally fluctuate little with changes in the levels of market rates of interest. Consequently, these relatively static interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis then they do on our actual net interest margin. Because the effects of these interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will actually decrease in the near term rising interest rate environment, notwithstanding our negative gap, as the rates we are required to pay on these more static interest-bearing deposit accounts fails to keep pace with the increases in interest rates we earn on loans as market rates rise.

The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2005. Variable rate loans are shown in the category of due “One month to Three Months” because they re-price with changes in the prime-lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. However, payments actually are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, but it has been our experience that these accounts are not as highly rate sensitive as other of our interest-earning assets and interest-bearing liabilities. Accordingly, the following analysis assumes 30% of interest-bearing demand deposit accounts, 50% of money market deposit accounts, and 10% of savings accounts re-price within one year.

INTEREST SENSITIVITY GAP ANALYSIS

As of December 31, 2005

(in thousands)

	Amounts Repricing In
	Immediate Total	1 Month to 3 Months	4 Months to 12 Months	1 Year to 5-Year	More than 5 Years and Non-Rate Sensitive	Total
Interest-earning assets:
Interest-bearing deposits in other banks	$2,202					$2,202
Federal funds sold	3,373					3,373
Investment securities	$—	$120	$997	$29,357	101,633	132,107
Loans		35,982	49,099	104,558	22,350	211,989

Total interest-earning assets	5,575	36,102	50,096	133,915	123,983	349,671

Interest-bearing liabilities
MMDA and interest-bearing deposits		43,038		56,127		99,165
Savings deposits		2,743		24,683		27,426
Time deposits		22,340	51,458	29,262		103,060
Borrowed funds		19,050	7,727	29,960	26,300	83,037

Total interest-bearing liabilities	$—	$87,171	$59,185	$140,032	$26,300	$312,688

Interest sensitivity gap	$5,575	$51,069	$(9,089)	$6,117	$97,683	$36,983

Cumulative sensitivity gap	$5,575	$45,494	$54,582	$60,700	$36,983

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. Based on our current gap analysis, we are in a cumulative liability sensitive position for most time periods, except for two. This means that if interest rates increase during these cumulative liability periods, net interest margin will decrease. If interest rates decrease, then net interest margin will increase.

Additionally, we use other tools to monitor and manage interest rate sensitivity. One of which, is the shock test. The shock test projects the effect of an interest rate increase and decrease of 100 and 200 basis points on our rate sensitive assets and liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS

ALTRUST FINANCIAL SERVICES, INC.

We have audited the accompanying consolidated balance sheets of Altrust Financial Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altrust Financial Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
April 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Altrust Financial Services, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2003 of Altrust Financial Services, Inc. and subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. These financial statements were audited by Mackle, Splawn, Tindall & McDonald, LLP, whose practice was combined, effective October 1, 2004, with our firm and whose report dated January 30, 2004, expressed an unqualified opinion on these financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Altrust Financial Services, Inc. and subsidiaries and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Carr, Riggs & Ingram, LLC

(as successor to Mackle, Splawn, Tindall & McDonald, LLP)

Birmingham, Alabama

January 30, 2004

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$19,899,481	$12,924,551
Federal funds sold	3,372,784	12,250,760

Cash and cash equivalents	23,272,265	25,175,311

Investment securities available for sale	128,878,054	136,983,070
FHLB, Bankers Bank and other stock	4,835,758	5,374,258
Loans, net of unearned interest	211,989,052	195,439,444
Less: Allowance for loan losses	(2,404,940)	(2,500,923)

Net loans	209,584,112	192,938,521

Premises and equipment, net	14,981,399	12,796,211
Accrued interest and dividends	2,939,386	2,237,100
Other real estate owned	1,231,093	1,807,840
Goodwill	4,716,947	4,716,947
Core deposit intangibles	879,153	1,031,496
Cash surrender value of life insurance	9,026,370	8,665,470
Deferred tax asset	1,649,880	964,723
Other asset	1,341,010	999,346

Total assets	$403,335,427	$393,690,293

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$42,424,752	$29,174,508
Interest-bearing	229,650,622	212,467,704

Total deposits	272,075,374	241,642,212

Capitalized lease obligations	2,960,445	2,574,312
Company guaranteed debt of ESOP	1,726,762	2,545,973
Advances from the Federal Home Loan Bank	78,350,000	96,400,000
Repurchase agreements	—	4,714,428
Accrued interest	749,000	594,611
Other liabilities	1,296,311	1,852,278

Total liabilities	357,157,892	350,323,814

Commitments and contingencies
Redeemable common stock held by ESOP at fair market value	8,232,727	8,023,862

Shareholders’ equity
Common stock, par value $.01 per share, 10,000,000 shares authorized, 5,448,025 and 5,435,260 shares issued as of December 31, 2005 and 2004, respectively	54,480	54,353
Capital surplus	15,958,292	15,923,622
Retained earnings	25,596,039	22,213,039
Accumulated other comprehensive loss	(1,937,241)	(279,431)
Unearned compensation related to ESOP debt	(1,726,762)	(2,545,973)
Treasury stock – at cost (2,834 shares as of December 31, 2004)	—	(22,993)

Total shareholders’ equity	37,944,808	35,342,617

Total liabilities and shareholders’ equity	$403,335,427	$393,690,293

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Interest income:
Interest and fees on loans	$13,995,597	$13,245,457	$14,281,960
Taxable securities	4,633,710	3,327,209	997,144
Nontaxable securities	747,532	286,199	52,953
Federal funds sold	316,038	120,792	193,010
Other interest and dividends	265,785	103,893	33,282

Total interest income	19,958,662	17,083,550	15,558,349

Interest expense
Deposits	3,642,714	2,731,594	3,467,285
Borrowed funds	3,175,943	1,936,359	403,482

Total interest expense	6,818,657	4,667,953	3,870,767

Net interest income	13,140,005	12,415,597	11,687,582

Provision for loan losses	113,500	426,460	836,941

Net interest income after provision for loan losses	13,026,505	11,989,137	10,850,641

Noninterest income
Service charges on deposits	6,240,716	5,083,451	3,863,799
Insurance commissions	224,743	235,714	194,069
Investment securities gains	—	8,438	—
Other operating income	985,112	860,130	868,043

Total noninterest income	7,450,571	6,187,733	4,925,911

Noninterest expense
Salaries and employee benefits	5,936,368	6,165,286	5,847,943
Occupancy and equipment expense	1,892,216	1,791,989	1,795,451
Professional services	692,148	312,991	264,422
Core deposit intangible amortization	152,343	513,901	468,805
Other operating expenses	5,230,896	4,478,688	3,256,795

Total noninterest expense	13,903,971	13,262,855	11,633,416

Income before income taxes	6,573,105	4,914,015	4,143,136

Provision for income taxes	1,675,797	1,550,509	1,387,465

Net income	$4,897,308	$3,363,506	$2,755,671

Earnings per share:
Basic	$0.94	$0.64	$0.56
Diluted	$0.93	$0.64	$0.56

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net income	$4,897,308	$3,363,506	$2,755,671

Other comprehensive income (loss), net of tax:
Current year holding gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during period, net of tax of $(1,105,206), $121,146 and $(234,359), respectively	(1,657,810)	235,166	(454,933)
Reclassification adjustment (gains included in net income, net of tax)	—	(5,063)	(535)

Other comprehensive income (loss)	(1,657,810)	230,103	(455,468)

Comprehensive income	$3,239,498	$3,593,609	$2,300,203

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation Re: ESOP Debt	Treasury Stock	Total
Balance, December 31, 2002	$48,877	$11,922,880	$19,554,585	$(54,066)	$(3,596,000)	$—	$27,876,276
Issuance of 18,000 shares upon exercise of options	180	136,620	—	—	—	—	136,800
Sale of 640,902 shares	6,409	4,700,233	—	—	—	—	4,706,642
Purchase of 83,101 shares of treasury stock	—	—	—	—	—	(631,573)	(631,573)
Net change in unrealized gains (losses) on securities	—	—	—	(455,468)	—	—	(455,468)
Net income	—	—	2,755,671	—	—	—	2,755,671
Change in fair value of allocated ESOP shares	—	—	(763,724)	—	—	—	(763,724)
Reduction of ESOP debt	—	—	—	—	500,000	—	500,000

Balance, December 31, 2003	55,466	16,759,733	21,546,532	(509,534)	(3,096,000)	(631,573)	34,124,624
Issuance of 18,000 shares upon exercise of options	180	152,820	—	—	—	—	153,000
Purchase of 49,086 shares of treasury stock	—	—	—	—	—	(381,644)	(381,644)
Retirement of 129,353 shares of treasury stock	(1,293)	(988,931)	—	—	—	990,224	—
Dividends ($.15 per share)	—	—	(817,433)	—	—	—	(817,433)
Net change in unrealized gains (losses) on securities	—	—	—	230,103	—	—	230,103
Net income	—	—	3,363,506	—	—	—	3,363,506
Change in fair value of allocated ESOP shares	—	—	(1,879,566)	—	—	—	(1,879,566)
Reduction of ESOP debt	—	—	—	—	550,027	—	550,027

Balance, December 31, 2004	54,353	15,923,622	22,213,039	(279,431)	(2,545,973)	(22,993)	35,342,617
Issuance of 16,800 shares upon exercise of options	168	67,982	—	—	—	—	68,150

Continued on the following page.

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

Years ended December 31, 2005, 2004 and 2003

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation Re: ESOP Debt	Treasury Stock	Total
Purchase of 1,200 shares of treasury stock	$—	$—	$—	$—	$—	$(10,360)	$(10,360)
Retirement of 4,034 shares of treasury stock	(41)	(33,312)	—	—	—	33,353	—
Dividends ($.24 per share)	—	—	(1,305,443)	—	—	—	(1,305,443)
Net change in unrealized gains (losses) on securities	—	—	—	(1,657,810)	—	—	(1,657,810)
Net income	—	—	4,897,308	—	—	—	4,897,308
Change in fair value of allocated ESOP shares	—	—	(208,865)	—	—	—	(208,865)
Reduction of ESOP debt	—	—	—	—	819,211	—	819,211

Balance, December 31, 2005	$54,480	$15,958,292	$25,596,039	$(1,937,241)	$(1,726,762)	$—	$37,944,808

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$4,897,308	$3,363,506	$2,755,671
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	113,500	426,460	836,941
Depreciation and amortization	1,357,240	1,511,867	1,280,221
Deferred tax (benefit) expense	420,049	(286,435)	73,000
Gain on sale of securities	—	(8,438)	(891)
Loss on disposition of other real estate	84,873	98,603	90,640
Loss on disposition of premises and equipment	6,025	125,731	—
Increase in cash surrender value of life insurance	(360,900)	(339,593)	(326,877)
(Increase) decrease in accrued interest interest and dividends receivable	(702,286)	(325,428)	128,746
Increase (decrease) in accrued interest payable	154,389	248,787	(279,792)
Net change in other assets, liabilities, and other operating activities	(897,636)	(193,910)	605,680

Net cash provided by operating activities	5,072,562	4,621,150	5,163,339

Cash flows from investing activities
Net cash received in acquisition of branches	—	6,625,831	—
Purchase of available-for-sale securities	(11,657,938)	(100,166,564)	(89,075,624)
Proceeds from maturities/ calls of available-for-sale securities	16,605,056	23,085,684	51,315,482
Net (increase) decrease in loans	(17,188,683)	(11,753,729)	491,983
Purchase of premises and equipment, net	(2,626,222)	(914,973)	(2,537,218)
Proceeds from the disposition of premises and equipment	—	5,000	—
Proceeds from disposition of other real estate owned	921,465	1,476,341	991,973
Purchase of life insurance on officers	—	(1,000,000)	(6,999,000)
Net (increase) decrease FHLB, Bankers Bank and other stock	538,500	(4,496,166)	145,300

Net cash used in investing activities	(13,407,822)	(87,138,576)	(45,667,104)

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from financing activities
Net (decrease) increase in non-interest bearing deposits	$13,250,244	$(17,417,607)	$3,946,831
Net increase (decrease) in interest bearing deposits	17,182,918	34,615,540	(19,094,337)
Net increase (decrease) in securities sold under agreement to repurchase	(4,714,428)	(282,402)	483,144
Increase (decrease) in advances from FHLB	(18,050,000)	96,400,000	—
Net (decrease) increase in federal funds purchased	—	(10,573,383)	10,573,383
Increase in capital lease obligations	11,133	11,751	10,960
Dividends paid	(1,305,443)	(817,433)	—
Purchase of treasury stock	(10,360)	(381,644)	(631,573)
Proceeds from sale of stock, net	68,150	153,000	5,047,242

Net cash provided by financing activities	6,432,214	101,707,822	335,650

Net increase (decrease) in cash and cash equivalents	(1,903,046)	19,190,396	(40,168,115)
Cash and cash equivalents, beginning of year	25,175,311	5,984,915	46,153,030

Cash and cash equivalents, end of period	$23,272,265	$25,175,311	$5,984,915

Supplemental disclosures – cash and noncash

Interest paid	$6,664,268	$4,402,555	$4,150,559
Income taxes paid	2,010,080	1,173,794	990,511
Loans transferred to foreclosed real estate	429,590	1,780,164	1,257,295
Retirement of treasury stock	33,353	990,224	—
Fair value of noncash assets acquired in branch acquisitions	—	1,591,710	—
Fair value of noncash liabilities assumed in branch acquisitions	—	8,217,541	—
Capitalized lease-purchase of branch facility	375,000	—	—

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation: The consolidated financial statements include the accounts of Altrust Financial Services, Inc. (the “Company”) and its wholly owned subsidiaries, Peoples Bank of North Alabama (the “Bank”), Southern Insurance of Cullman, Inc. and Southern Appraisal Services, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of operations: The Company is a bank holding company headquartered in Cullman, Alabama, which through its subsidiary Peoples Bank of North Alabama provides a full range of banking services to individual and corporate customers throughout central and north Alabama.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, valuation of foreclosed real estate, and fair values of financial instruments are particularly subject to change.

Cash, Due from Banks and Cash Flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, mortgage loans held for sale, federal funds sold, interest-bearing deposits in banks, accounts receivable-brokers and escrow agents, deposits, drafts payable, other borrowings and federal funds purchased are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances were approximately $50,000 and $50,000 at December 31, 2005 and 2004, respectively.

Investment securities: Securities are classified as available-for-sale when they might be sold before maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as unrealized losses.

Investments in Equity Securities Carried at Cost: Investment in Federal Home Loan Bank (“FHLB”) stock, which is carried at cost because it can only be redeemed at par, is a required investment based on the Bank’s membership and amount of borrowing with the FHLB. The Bank also carries certain other equity securities at cost, which approximates fair value.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans are stated at unpaid principal balances, less the allowance for loan losses and unearned discounts.

Interest on all loans is recognized as income based upon the applicable rate applied to the daily outstanding principal balance of the loans. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Interest income on non-accrual loans is recognized only to the extent of interest payments received.

Allowance for loan losses: The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of the estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Foreclosed real estate: Foreclosed real estate includes formally foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at fair value less cost to sell, which becomes the property’s new basis. Any write downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in other operating expenses.

Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Expenditures for additions and major improvements that significantly extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Assets which are disposed of are removed from the accounts and the resulting gains or losses are recorded in operations. Depreciation is calculated on a straight-line basis over the assets useful lives, which range from 3 to 10 years for furniture, fixtures and equipment, while buildings and components range from 10 to 30 years.

Bank owned life insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Other intangible assets consist of core deposit intangibles arising from whole bank and branch acquisitions and are determined by an independent consulting firm. They are initially measured at fair value and then are amortized on an accelerated method considering estimated deposit account attrition, which ranges from seven to fifteen years. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Income taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Premises and equipment: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are required to be pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Based Compensation: SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. As prescribed by Opinion No. 25, no compensation cost is recognized for stock options issued under the Company’s stock option plans that have no intrinsic value at grant date. Compensation cost is recognized ratably over the vesting period for stock options which do have intrinsic value at the grant date. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004	2003
Net income, as reported	$4,897,308	$3,363,506	$2,755,671
Deduct: Total stock-based employee compensation based on fair value accounting for options, net of tax	(84,595)	(75,928)	(61,444)

Pro forma net income	$4,812,713	$3,287,578	2,694,227

Earnings per share:
Basic – as reported	$0.94	$0.64	$0.56

Basic – pro forma	$0.92	$0.63	$0.55

Diluted – as reported	$0.93	$0.64	$0.56

Diluted – pro forma	$0.91	$0.62	$0.55

Earnings Per Common Share: Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Pursuant to the requirements of AICPA Statement of Position (SOP) 93-6, Employers’ Accounting for Employee Stock Ownership Plans, the weighted average number of common shares outstanding during the period excludes common shares that are restricted and have not been released or committed to be released and allocated to plan participants of the Employee Stock Ownership Plan. The number of common shares excluded for the periods of December 31, 2005, 2004, and 2003 were 211,997, 275,289, and 343,071, respectively.

Employee stock ownership plan: The Company and its subsidiaries have an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. Contributions to the ESOP are determined by the Board of Directors.

Loan Commitments and Related Financial Instruments: Financial instruments, which include credit card arrangements, commitments to make loans and standby letters of credit, are issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments such as stand by letters of credit are considered financial guarantees in accordance with FASB Interpretation No. 45. The fair value of these financial guarantees is not material.

Debt cancellation contracts: The Bank issues debt cancellation contracts on certain loans as an additional service product to its customers. The contracts represent an agreement by the Bank to cancel the debt of the borrower upon said borrower’s death. Contracts are limited to $30,000 per borrower. The Bank charges fees equivalent to that authorized by the state banking authorities, and sets aside 100% of all fees as a reserve for potential claims. At quarterly intervals the reserve is analyzed by management for adequacy with adjustments for estimated earned portions recorded into income. The reserve for debt cancellation contracts, including amounts estimated as unearned, was $169,423 and $199,223 at December 31, 2005 and 2004, respectively.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debt cancellation contracts (Continued)

There were 982 contracts outstanding at December 31, 2005 with total outstanding principal of $4,764,382 for an average loan size of $4,852. The following roll-forward shows the activity involved with this product and the reserve:

(in thousands)	2005	2004
Debt cancellation reserve – Beg. of Year	$199	$196
Fees	68	129
Fees earned	(106)	(129)
Contracts paid out	(30)	(12)
Provision	38	15

Debt cancellation reserve – End of Year	$169	$199

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Advertising: Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $621,374, $394,008, and $45,885, respectively.

Segments: Internal financial reporting is primarily reported and aggregated in three lines of business: banking, mortgage insurance and appraisal services. Banking accounts for nearly 100% of revenues for 2005.

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2005 presentation with no change to net income or shareholders’ equity as previously reported.

New accounting pronouncements: In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first fiscal year reporting period after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If the Company had included the cost of employee stock option compensation in its consolidated financial statements, its net income for the fiscal years ended December 31, 2005, 2004 and 2003 would have decreased by approximately $85,000, $76,000, and $61,000, respectively.

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, SAB No. 107 expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s view regarding the valuation of share-based payment arrangements for public companies.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New accounting pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods for changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 (revised 2004) will have a material impact on its financial condition or result of operations.

In November 2005, the FASB issued Staff Position (FSP) FAS 115-1 and FAS 124-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on its financial condition or results of operations.

NOTE 2 – INVESTMENT SECURITIES

Securities	are summarized as follows:

2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale
U.S. Government sponsored entities	$29,982,970	$—	$923,195	$29,059,775
Mortgage-backed securities	69,588,779	84	1,960,813	67,628,050
Corporate bonds	8,700,856	—	53,827	8,647,029
State and municipal securities	23,834,183	53,001	343,984	23,543,200

Totals	$132,106,788	$53,085	$3,281,819	$128,878,054

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale
U.S. Government sponsored entities	$26,986,566	$—	$510,319	$26,476,247
Mortgage-backed securities	86,412,436	346,479	415,926	86,342,989
Corporate bonds	6,011,527	5,625	13,402	6,003,750
State and municipal securities	18,038,260	163,799	41,975	18,160,084

Totals	$137,448,789	$515,903	$981,622	$136,983,070

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 2 – INVESTMENT SECURITIES (Continued)

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2005 and 2004. Approximately 68% of the unrealized loss for 2005 was comprised of 37 securities in a continuous loss position for twelve months or more. The “U.S. Government sponsored entities” category of investments is comprised of 13 FHLB bonds, 11 of which have been in an unrealized loss position for greater than 12 months. The Bank has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Bank believes the deterioration in value on these securities is attributable to changes in market interest rates and not credit quality of the issuer. See schedule.

	2005
	Less Than 12 Months		12 More Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government sponsored entities	$2,959,027	$34,057	$26,100,748	$889,138	$29,059,775	$923,195
State, County, Municipal	18,413,143	302,043	2,259,746	41,940	20,672,889	343,984
Mortgage backed securities	28,875,774	683,780	38,732,056	1,277,034	67,607,830	1,960,813
Asset backed securities	2,996,250	3,750	—	—	2,996,250	3,750
Corporate bonds	1,165,779	23,964	2,985,000	26,113	4,150,779	50,077

	$54,409,973	$1,047,594	$70,077,550	$2,234,225	$124,487,523	$3,281,819

	2004
	Less Than 12 Months		12 More Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government sponsored entities	$1,984,992	$2,196	$24,491,255	$508,123	$26,476,247	$510,319
State, County, Municipal	6,670,614	41,935	—	—	6,670,614	41,935
Mortgage backed securities	44,325,623	233,795	10,573,881	182,171	54,899,504	415,966
Corporate bonds	—	—	2,998,125	13,402	2,998,125	13,402

	$52,981,229	$277,926	$38,063,261	$703,696	$91,044,490	$981,622

Contractual maturities of securities available for sale at December 31, 2005 are shown below.

Fair Value
Due in one year or less	$1,109,017
Due after one year through five years	23,432,706
Due after five years through ten years	13,290,911
Due after ten years	23,417,370
Mortgage-backed securities	67,628,050

Total	$128,878,054

Sales of securities available for sale during 2005, 2004 and 2003 were $0, $14,433,438, and $0 and resulted in gross realized gains of $0, $8,438, and $0, respectively.

The carrying value of investment securities pledged to secure public funds on deposit, advances from the Federal Home Loan Bank and for other purposes as required by law was approximately $105,580,380 and $107,103,000, at December 31, 2005 and 2004, respectively.

FHLB, Bankers Bank and other stock include a restricted investment in Federal Home Loan Bank stock for membership requirement and to secure available lines of credit. The amount of investment in this stock was $4,358,000 and $4,896,500 at December 31, 2005 and 2004, respectively. Other investments also include an investment in Bankers Bank stock of $457,758 at December 31, 2005 and 2004, and an investment in CBAA Services, Inc. of $20,000 at December 31, 2005 and 2004.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 3 - LOANS

The composition of loans as of December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Commercial, financial and agricultural	$28,195,787	$26,775,980
Real estate – construction	20,904,142	26,649,437
Real estate – mortgage	142,507,216	122,556,102
Consumer	20,381,907	19,457,925

Total	211,989,052	195,439,444

Less: Allowance for loan losses	(2,404,940)	(2,500,923)

Net loans	$209,584,112	$192,938,521

Activity in the allowance for loan losses is as follows:

	2005	2004	2003
Balance, beginning of year	$2,500,923	$2,323,158	$2,198,118
Loans charged off	(273,116)	(345,224)	(838,224)
Recoveries on loans previously charged off	63,633	96,529	126,323
Provision for loan losses	113,500	426,460	836,941

Balance, end of year	$2,404,940	$2,500,923	$2,323,158

Impaired	loans were as follows:

	2005	2004	2003
Loans with allowance allocated	$5,182,531	$13,221,000	$8,441,000
Amount of allowance allocated	697,454	1,158,505	1,362,928
Average balance during the year	9,201,766	10,831,000	11,942,000
Interest income not recognized during impairment	120,068	124,858	317,891

Impaired loans include restructured loans of $307,000 that were in compliance with modified terms as of December 31, 2005. The effect on earnings of restructured loans was not significant for 2005, 2004, or 2003.

Nonperforming loans were as follows:

	2005	2004
Loans past due 90 days still on accrual	$51,057	$—
Nonaccrual loans	1,046,449	1,634,368

Total	$1,097,506	$1,634,368

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 3 – LOANS (CONTINUED)

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2005 are as follows:

Balance, beginning of year	$7,885,583
Advances	10,003,948
Repayments	(4,508,191)

Balance, end of year	$13,381,340

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2005	2004
Land	$4,671,870	$4,528,038
Buildings	9,297,231	7,379,115
Furniture and equipment	5,696,654	4,518,944
Automobiles	188,477	188,477
Leasehold improvements	445,833	388,475
Construction in process	154,021	531,201

	20,454,086	17,534,250
Accumulated depreciation	(5,472,687)	(4,738,039)

Total	$14,981,399	$12,796,211

The above schedule includes land and building covered by a capitalized lease obligation in connection with the acquisition of the Marshall County branches in 2002. Under the terms of the agreement, the Company is to pay sixty monthly payments of $14,000 beginning June 1, 2002 and the balance of $2,621,543 on June 1, 2007. The schedule also includes the land and building for a branch facility in Decatur, Alabama, which was acquired under a capitalized lease-purchase arrangement in late 2005. In accordance with the terms of the agreement, the Company is to pay monthly payments equal to interest on $375,000 at 6.5% until October 2006 and then pay the balance of $375,000. As of December 31, 2005 the capitalized leases are summarized as follows:

	Decatur	Marshall County	Total
Total payments	$395,313	$2,859,543	$3,254,856
Amount representing interest	(20,313)	(274,098)	(294,411)

Balance capitalized lease obligation	$375,000	$2,585,445	$2,960,445

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2005, 2004 and 2003 were $810,197, $691,636, and $632,953 respectively.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 4 – PREMISES AND EQUIPMENT (Continued)

The Bank leases land and building space under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases are summarized as follows:

2006	$125,105
2007	97,202
2008	37,200
2009	13,300
2010	6,400

$279,207

For the years ended December 31, 2005, 2004 and 2003, annual rental expense on operating leases was $215,505, $197,100, and $312,572, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the amount of goodwill is as follows:

	2005	2004
Beginning of year	$4,716,947	$4,024,011
Goodwill from acquisitions during year	—	692,936

End of year	$4,716,947	$4,716,947

Goodwill is no longer amortized and will be periodically evaluated for impairment. No impairment was recognized in 2005 or in 2004.

Core deposit and other intangibles

Core deposit intangibles had a gross carrying amount of $3,053,069 for years ended 2005 and 2004 and accumulated amortization of $2,173,916 and $2,021,573 for the same periods, respectively. Aggregate amortization expense was $152,343 for year ended 2005, $513,901 for year ended 2004, and $468,805 for year ended 2003. Core deposit intangibles of approximately $45,102 were recorded during 2004.

Estimated amortization expense for each of the next five years is as follows:

2006	$152,343
2007	152,343
2008	152,343
2009	120,481
2010	97,829

$675,339

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 6 – DEPOSITS

Deposits	at year-end were as follows:

	2005	2004
Noninterest-bearing demand	$42,424,752	$29,174,508
Interest bearing checking	99,165,130	98,041,325
Savings	27,425,792	26,974,058
Time, less than $100,000	68,094,072	56,109,125
Time, $100,000 and over	34,965,628	31,343,196

Total	$272,075,374	$241,642,212

The scheduled maturities of time deposits at December 31, 2005 are as follows:

	Less than $100,000	$100,000 or more	Total
Three months or less	$13,013,699	$9,325,808	$22,339,507
Over three through twelve	35,654,976	15,803,432	51,458,408
Over one year through three years	15,963,732	7,550,888	23,514,620
Over three years	3,461,665	2,285,500	5,747,165

Total	$68,094,072	$34,965,628	$103,059,700

NOTE 7 – BORROWINGS

Advances from the Federal Home Loan Bank at December 31, 2005 and 2004 are summarized as follows:

2005 Type of advance	Balance	# of Advances	Weighted Rate
Convertible	$31,800,000	6	3.51%
Variable rate	8,000,000	1	4.44%
Fixed rate	38,550,000	11	3.02%

	$78,350,000	18	3.19%

2004 Type of advance	Balance	# of Advances	Weighted Rate
Convertible	$31,800,000	6	3.51%
Variable rate	8,000,000	1	2.75%
Fixed rate	56,600,000	16	2.85%

	$96,400,000	23	3.10%

Scheduled maturities of FHLB advances over the next five years and thereafter are as follows:

Year	Convertible	Variable	Fixed	Total
2006	$—	$8,000,000	$17,050,000	$25,050,000
2007	—	—	7,000,000	7,000,000
2008	—	—	9,000,000	9,000,000
2009	5,500,000	—	5,500,000	11,000,000
2010	—	—	—	—
Thereafter	26,300,000	—	—	26,300,000

Total	$31,800,000	$8,000,000	$38,550,000	$78,350,000

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 7 – BORROWINGS (Continued)

The fixed rate advances with maturities in 2009 include $17,500,000 of principal reducing credits requiring annual payments of principal.

The advances are collateralized by securities with a fair value of $82,948,321 and by a blanket lien on the Company’s 1-4 family mortgage loans and real estate loans. Qualifying real estate loans eligible as collateral for borrowings from the Federal Home Loan Bank amounted to approximately $34,000,000 as of December 31, 2005.

Federal Funds Purchased

In addition to the above, at December 31, 2005 and 2004, the Company had available lines of credit totaling approximately $30,000,000 with various financial institutions for borrowing on a short-term basis, with no balances outstanding in 2005 or 2004. These lines are subject to annual renewals with varying interest rates.

NOTE 8 – STOCK OPTIONS

The Company has a qualified stock option plan for key employees (the “employee plan”) and has reserved 250,000 shares of common stock. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the employee plan expire ten years from the date of grant and vest after five years. At December 31, 2005, 193,200 options were available for grant.

The Company also has non-qualified stock option plans for directors (the “director plans”) and has reserved 750,000 shares of common stock. Options are granted at fair market value. All options under these plans expire ten years from the date of grant and vest after five years. At December 31, 2005, 649,200 options were available for grant.

The Company also had employee and director plans that were implemented in 1995. Under those plans, a total of 520,000 shares were reserved of which 272,000 were issued and were outstanding at December 31, 2005. This plan was replaced by a new plan for 2004 as noted above.

Other pertinent information related to the options follows:

	2005		2004		2003
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	372,600	$7.56	306,800	$7.26	266,000	$7.00
Granted at market price	73,800	9.40	83,800	8.00	58,800	7.60
Exercised	(16,800)	4.06	(18,000)	4.45	(18,000)	4.46
Cancelled	—		—		—

Under option, end of year	429,600	7.96	372,600	7.56	306,800	7.26

Exercisable, end of year	125,800	7.07	104,000	6.18	98,000	5.44

Weighted-average fair value of options issued at the year		$2.29		$2.53		$2.50

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 8 – STOCK OPTIONS (Continued)

At December 31, 2005, the 429,600 options outstanding had a range of exercise prices of $4.40 to $9.40 per share and the weighted average remaining contractual life for those options was 6.5 years. Information pertaining to options outstanding at December 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$4.40 - $5.25	36,000	0.7	$4.85	$4.40 - $5.25	36,000	0.7	$4.85
$7.75 - $8.45	118,400	3.8	8.10	$7.75 - $8.18	89,800	3.6	7.96
$8.50 - $9.40	275,200	8.4	8.40	$8.45 - $9.40	—	—	—

	429,600	6.5	$7.96		125,800	2.7	$7.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield (as a percent of the fair value of the stock)	2.40%	.63%	.66%
Expected life	7 years	7 years	7 years
Expected volatility	22.00%	22.00%	22.00%
Risk-free interest rate	4.52%	3.87%	3.52%

NOTE 9 - REGULATORY CAPITAL MATTERS

The Bank is subject to dividend restrictions set forth by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends as of December 31, 2005, that the Bank could declare, without the approval of the Alabama State Banking Department amounted to approximately $8,592,000.

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Risk-Based Capital (to risk-weighted assets)	$44,737	17.07%	$20,961	8.0%	$26,201	10.0%
Tier 1 Capital (to risk-weighted assets)	42,332	16.16%	10,481	4.0%	15,721	6.0%
Tier 1 Capital (to average total assets)	42,332	10.76%	15,740	4.0%	19,675	5.0%

As of December 31, 2004:
Total Risk-Based Capital (to risk-weighted assets)	$40,386	16.71%	$19,335	8.0%	$24,169	10.0%
Tier 1 Capital (to risk-weighted assets)	37,885	15.68%	9,667	4.0%	14,501	6.0%
Tier 1 Capital (to average total assets)	37,885	9.78%	15,492	4.0%	19,365	5.0%

As of December 31, 2003:
Total Risk-Based Capital (to risk-weighted assets)	$37,544	18.44%	$16,292	8.0%	$20,365	10.0%
Tier 1 Capital (to risk-weighted assets	35,221	17.30%	8,146	4.0%	12,219	6.0%
Tier 1 Capital (to average total assets)	35,221	12.61%	11,177	4.0%	13,971	5.0%

In addition, the Alabama Superintendent of Banking has further required the Bank to maintain a Tier 1 Leverage Ratio of at least 7%, as a condition to a previous branches acquisition transaction and this requirement is still in effect. The Bank is in compliance with this requirement as of December 31, 2005.

The capital ratios for the holding company do not materially differ from those shown above and thus are not shown separately.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 10 - OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years ended December 31,
	2005	2004	2003
Other Operating Income:
Increase in cash surrender value of bank owned life insurance	$360,900	$339,593	$326,877
Other	624,212	520,537	541,166

Total	$985,112	$860,130	$868,043

Other Operating Expenses:
Postage	$290,859	$234,126	$213,283
Telephone	758,569	581,482	420,311
ATM expense	524,095	408,875	196,752
Federal Reserve charges	295,783	276,179	203,587
Supplies	250,582	273,748	277,783
Advertising	621,374	394,008	45,885
Overdraft losses	855,752	545,555	301,688
Other	1,633,882	1,764,715	1,597,506

Total	$5,230,896	$4,478,688	$3,256,795

NOTE 11 – INCOME TAXES

The Components of income tax expense (benefit) are as follows:

	2005	2004	2003
Current:
Federal	$1,184,973	$1,657,414	$1,181,118
State	70,775	179,530	133,347
Deferred:
Federal	368,575	(247,070)	54,000
State	51,474	(39,365)	19,000

Income tax expense	$1,675,797	$1,550,509	$1,387,465

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2005		2004		2003
	Amount	% of Pre-tax Earnings	Amount	% of Pre-tax Earnings	Amount	% of Pre-tax Earnings
Tax at statutory federal rate:	$2,234,856	34.0%	$1,670,765	34.0%	$1,408,666	34.0%
Effect on rate of:
Tax-exempt securities	(254,161)	(3.8)	(97,308)	(2.0)	(18,004)	(0.4)
Tax-exempt loan interest	(20,688)	(0.3)	(9,901)	(0.2)	(3,833)	(0.1)
State income tax	80,684	1.2	92,509	1.9	152,347	3.6
Interest expense disallowance	26,151	0.4	8,425	0.2	1,679	0.1
Bank owned life insurance	(122,706)	(1.9)	(115,462)	(2.3)	(111,138)	(2.7)
Dividends on ESOP shares	(88,766)	(1.4)	(55,479)	(1.1)	—	—
Other	(179,573)	(2.7)	56,960	1.1	(42,252)	(1.0)

Effective income tax and rate	$1,675,797	25.5%	$1,550,509	31.6%	$1,387,465	33.5%

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 11 – INCOME TAXES (Continued)

The	components of the net deferred tax asset are as follows:

	2005	2004
Deferred compensation	$—	$16,153
Net unrealized (gains) losses on securities available for sale	1,291,494	186,288
Depreciation	(421,458)	(42,155)
Allowance for loan losses	719,746	759,483
Reserve for debt cancellation	17,873	14,920
Other	42,225	30,034

Total	$1,649,880	$964,723

Management of the Company believes its net deferred tax asset is recoverable.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card arrangements, and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. A summary of the Bank’s commitments and contingent liabilities is approximately as follows:

	2005	2004
Commitments to extend credit	$21,155,000	$15,752,000
Credit card arrangements	2,173,000	2,312,000
Standby letters of credit	2,598,000	2,153,000

Commitments to extend credit, credit card arrangements, commercial letters of credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 13 – CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in the Bank’s market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in this area.

The Company’s loan portfolio is primarily concentrated in loans secured by real estate of which a substantial portion is secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in that same market. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area.

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has adopted an Employee Stock Ownership Plan (the “ESOP”) which enables eligible employees of the Bank to own Company common stock.

The ESOP is a noncontributory plan that provides retirement and disability benefits for eligible employees, and death benefits. Employees who are credited with one thousand hours of service in any twelve-month period or who have completed three consecutive months of service may become participants in the Plan.

Benefits under the Plan depend upon a participant’s years of credited service with the Company or the Bank and the annual allocation of employer contributions based upon the ratio that the compensation of the participant bears to the total compensation of all participants. A participant is 20% vested in their accrued benefits after completion of three years of service. Vesting increases 20% per year for the next four years with the participant becoming fully vested upon completion of seven years of service.

During 1999, the ESOP borrowed $5,212,856 from an unrelated financial institution. The funds were used to acquire 661,950 shares (after stock split) of the Company’s stock. The Company, as plan sponsor, has guaranteed the loan, and in accordance with generally accepted accounting principles must account for the aforementioned leveraged transaction by recording the debt of the ESOP as a liability and recording an offsetting reduction of equity. As debt principal is paid, these accounts are correspondingly reduced.

The shares pledged against the ESOP loan are held in escrow. The restricted shares are released based upon a formula calculation of principal and interest paid as a percentage of the total principal and interest to be paid under terms of the loan agreement; however, the lender cannot hold more fair market value collateral than the outstanding loan principal. Dividends paid on unallocated shares are expensed as compensation unless such amounts are used to service ESOP debt.

In accordance with the ESOP, the Company is expected to honor the rights of participants to liquidate their ownership of the common stock in the event of termination. To the extent that allocated shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity. As of December 31, 2005 and 2004, the allocated shares held by the ESOP were 875,822 and 835,819 respectively, with a fair value and maximum cash obligation of $8,232,727 and $8,023,862 respectively.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The following summarizes the applicable activity and balances regarding the ESOP:

	2005	2004	2003
ESOP expense:
Amount representing compensation	$617,073	$648,128	$609,511
Amount representing interest	99,729	88,596	92,190

Total	$716,802	$736,724	$701,701

The accrued and unpaid contribution amounts were $617,069, $620,631, and $579,539 at December 31, 2005, 2004 and 2003, respectively.

	2005	2004	2003
ESOP obligation:
Balance beginning of period	$2,545,973	$3,096,000	$3,596,000
Principal reductions	(819,211)	(550,027)	(500,000)

Balance at end of period	$1,726,762	$2,545,973	$3,096,000

Schedule	of repayment of ESOP debt is as follows:

April 15, 2006	$700,000
April 15, 2007	800,000
April 15, 2008	226,762

Total	$1,726,762

The indebtedness described above is included in liabilities and as a reduction of equity. As guarantor of the ESOP loan, the Company is subject to certain restrictive covenants (financial and other). The Company was in compliance or has received a waiver with regard to the covenants as of December 31, 2004 and 2003. For 2005, any covenant non-compliance issues that may have existed were resolved by the final payoff of the ESOP debt in January of 2006 as discussed below.

Subsequent to December 31, 2005, the entire balance of the ESOP debt was paid off on January 31, 2006. This was facilitated through application of the Company’s 2005 ESOP compensation contribution, regular 2005 and first quarter 2006 dividends, and a special one-time $1 per share cash dividend declared and paid in January of 2006. In the first quarter of 2006, this will result in an approximate $2 million increase to the balance sheet presentation of the redeemable common stock held by the ESOP at fair market value, relating to the allocation to Plan participants of the remaining 211,997 unallocated shares in the ESOP Trust. Additionally, shareholders’ equity will be increased in 2006 by a credit to unearned compensation related to ESOP debt of $1,726,762, previously reflected as contra equity. Because of tax benefits relating to the payment of cash dividends to the ESOP Trust, the net effect of recording compensation expense for the fair value of the ESOP shares to be released in 2006 is not expected to be material to 2006 operations.

	2005	2004	2003
Summary of restricted shares:
Held in escrow at beginning	275,289	343,071	403,138
Shares released	(63,292)	(67,782)	(60,067)

Balance at end of year	211,997	275,289	343,071

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 15 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	2005	2004	2003
Basic Earnings Per Share:

Net income	$4,897,308	$3,363,506	$2,755,671

Weighted average common shares outstanding	5,228,039	5,237,248	4,889,980

Basic earnings per share	$.94	$.64	$.56

Diluted Earnings Per Share:

Net income	$4,897,308	$3,363,506	$2,755,671

Weighted average common shares outstanding	5,228,039	5,237,248	4,889,980

Add: Dilutive effects of assumed conversions and exercises of stock options based on the treasury method using average market prices for the year	59,246	40,685	16,613

Weighted average common and dilutive potential common shares outstanding	5,287,285	5,277,933	4,906,593

Diluted earnings per share	$.93	$.64	$.56

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 16 – RELATED PARTY TRANSACTIONS

Loans

As more fully described in Note 3, the Bank made loans to related parties during 2005 and 2004 which amounted to $13,381,340 and $7,885,583 at December 31, 2005 and 2004, respectively.

Leases

The Bank has a lease agreement with a director for the lease of a branch facility. The lease is of comparable terms and conditions as would be from an independent party. The lease is on a month-to-month basis with monthly rental payments of $1,400.

The Bank has a lease agreement with Walker Brothers, Ltd., an affiliated business of certain directors, for the lease of an operations facility. The lease is of comparable terms and conditions as would be from an independent party. The lease is for three years with monthly rental payments of $1,680. The Bank also leases additional space for this facility from Walker Brothers, Ltd., on a month to month basis with monthly rental payments of $1,040.

Construction

During 2005, 2004 and 2003, the Bank contracted with Walker Brothers, Ltd., for the construction and remodeling of facilities. Total amounts paid to this related party during 2005, 2004 and 2003 amounted to $78,645, $375,586, and $305,676, respectively.

Appraisal evaluation services

During 2005, 2004 and 2003, the Bank utilized the services of a real estate firm owned by a director’s family member for evaluations on loans secured by real estate and not requiring independent certification. The director is an employee of the firm and performs the evaluations. The total amounts paid during 2005, 2004 and 2003 were $0, $13,046, and $9,400, respectively. Additionally, Southern Appraisal Services, Inc. (one of the company’s subsidiaries) paid this director $16,160, $6,765, and $14,431 during 2005, 2004 and 2003, respectively, in fees and expenses for appraisal services.

NOTE 17 – SEGMENT INFORMATION

In addition to banking, the Company is engaged in other areas of operation through its non-bank subsidiaries offering services and products to enhance and complement its banking operations. Southern Insurance of Cullman, Inc. acts as an agent for obtaining title insurance for the Bank’s real estate loan customers and to offer various services to the Bank’s customers. Southern Appraisal Services, Inc., formed in 2003, provides real estate appraisal services.

The Company’s non-bank subsidiaries do not meet the quantitative threshold for disclosure on a separate basis. The combined revenue of these subsidiaries for 2005, 2004 and 2003 was less than 3% of consolidated revenues each year and has been included in noninterest income. The combined expenses of these subsidiaries for 2005, 2004 and 2003 was less than approximately 3% of consolidated expenses and has been included in noninterest expense.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents: The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If a quoted market price is not available, fair value is based on quoted market prices of comparable instruments.

Other investments: Fair values for other investments are considered to be their cost which approximates fair value.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair value is based on carrying amounts. The fair value of other loans (for example, fixed rate commercial real estate, mortgage loans, and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair value for impaired loans is estimated using discounted cash flow analysis, or underlying collateral values, where applicable.

Accrued interest and dividends receivable: The carrying amount of accrued interest and dividends receivable approximates its fair value.

Cash surrender value of life insurance: The carrying amount of bank owned life insurance approximates its fair value.

Deposits: The fair value disclosed for demand deposits is, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

FHLB advances, debt of ESOP and the capitalized lease obligation: The carrying amounts for the short-term portions of these borrowings approximate their fair values. The long term portions are estimated using a discounted cash flow calculation that applies interest rates currently available for similar terms.

Securities sold under agreement to repurchase: The carrying amounts of these short-term borrowings approximate their fair values.

Loan commitments: Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s other off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$23,272	$23,272	$25,175	$25,175
Investment securities	128,878	128,878	136,983	136,983
Other investments	4,836	4,836	5,374	5,374
Loans, net	209,584	207,105	192,939	190,291
Accrued interest and dividends receivable	2,939	2,939	2,237	2,237
Cash surrender value of life insurance	9,026	9,026	8,665	8,665

Total financial assets	$378,535	$376,056	$371373	$368,725

Financial liabilities
Deposits	$272,075	$272,354	$241,642	$242,573
FHLB advances	78,350	78,209	96,400	95,069
Capitalized lease obligations	2,960	2,960	2,574	2,574
Debt of ESOP	1,727	1,727	2,546	2,546
Securities sold under agreement to repurchase	—	—	4,714	4,714
Accrued interest payable	749	749	595	595

Total financial liabilities	$355,861	$355,999	$348,471	$348,071

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 19 – BUSINESS COMBINATION

On September 22, 2003, the Company entered into an “Acquisition Agreement” with THE BANK, an Alabama banking corporation, whereby the Company acquired a branch operation in Morris, Alabama. The transaction was approved by the regulatory agencies and closed on February 6, 2004. The Company paid a deposit premium of 9% for the branch, which resulted in the Company recording intangible assets of $738,038. The identifiable intangible asset associated with the fair value of the core deposit base, as determined by an independent consulting firm, was determined to be $45,102 and is being amortized as expense on a straight-line method over a seven-year period. The remaining intangible asset of $692,936 has been classified as goodwill, and thus will not be systematically amortized, but rather will be subject to an annual impairment test. The amortization of the identifiable intangible asset is included in the accompanying Consolidated Statements of Income beginning on the acquisition date of February 6, 2004. The operating results of these branches would be immaterial to the results of the Company and therefore pro forma results of operations have not been presented.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition.

Cash	$6,625,831
Loans, net	717,240
Premises and equipment	131,000
Goodwill	692,936
Core deposit intangible	45,102
Other assets	5,432

Total assets acquired	$8,217,541

Deposits	$8,217,041
Other liabilities	500

Total liabilities	$8,217,541

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 20 – PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$3,607	$122,232
Investment in subsidiaries	47,826,679	45,965,825
Other assets	250,680	25,940

Total assets	$48,080,966	$46,113,997

Liabilities and shareholders’ equity
Liabilities
Company guaranteed debt of ESOP	$1,726,762	$2,545,973
Due to subsidiaries	138,971	135,433
Other liabilities	37,698	66,112

Total liabilities	1,903,431	2,747,518
Redeemable common stock held by ESOP at fair market value	8,232,727	8,023,862
Shareholders’ equity	37,944,808	35,342,617

Total liabilities and shareholders’ equity	$48,080,966	$46,113,997

Statements of Income

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Income
Dividends from subsidiaries	$1,437,045	$1,043,819	$—

Expense
Deferred compensation	—	—	76,700
Other expenses	352,446	59,656	54,358

Total expenses	352,446	59,656	131,058

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	1,084,599	984,163	(131,058)
Income tax expense (benefit)	(294,034)	(23,562)	—

Income (loss) before equity in undistributed earnings of subsidiaries	1,378,633	1,007,725	(131,058)

Equity in undistributed earnings of subsidiaries	3,518,675	2,355,781	2,886,729

NET INCOME	$4,897,308	$3,363,506	$2,755,671

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE 20 – PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$4,897,308	$3,363,506	$2,755,671
Adjustments to reconcile net income to net cash provided (used) in operating activities
Undistributed net income of subsidiaries	(3,518,675)	(2,355,781)	(2,886,729)
Deferred tax provision	16,153	27,136	—
Decrease (increase) in other assets	(240,883)	72,986	165,000
Increase (decrease) in other liabilities	(24,876)	(141,563)	74,316

Net income provided by operating activities	1,129,027	966,284	108,258

Cash flows from investing activities
Contribution of capital to subsidiary bank	—	—	(4,100,000)
Initial capital for Southern Appraisal Services, Inc. (subsidiary)	—	—	(1,000)
Purchase of treasury stock	(10,360)	(381,644)	(631,573)

Net cash used in investing activities	(10,360)	(381,644)	(4,732,573)

Cash flows from financing activities
Proceeds from sale of stock	68,150	153,000	5,047,242
Paid expenses of sale of stock	—	—	(260,350)
Dividends paid	(1,305,442)	(817,433)	—

Net cash provided by (used in) financing activities	(1,237,292)	(664,433)	4,786,892

Net increase (decrease) in cash and cash equivalents	(118,625)	(79,793)	162,577
Cash and cash equivalents, beginning of year	122,232	202,025	39,448

Cash and cash equivalents, end of period	$3,607	$122,232	$202,025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The Audit Committee of the board of directors of Altrust determined to replace Mackle, Splawn, Tindall & McDonald, LLP (now known as Carr, Riggs & Ingram, LLC) (“Carr Riggs”) as the Company’s independent public accountants effective May 20, 2004 and appointed Dixon Hughes PLLC (“Dixon Hughes”) as independent accountants.

During the fiscal years ended December 31, 2003 and 2002 and through May 20, 2004, there were no disagreements with Carr Riggs on any matter of accounting principles or practices, financial statement disclosures, auditing scope or procedure, which disagreements if not resolved to the satisfaction of Carr Riggs would have caused them to make reference to the subject matter of the disagreement in connection with reports on the financial statements for such periods. Additionally, during the fiscal years ended December 31, 2003 and 2002 and through May 20, 2004 there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K. The reports of Carr Riggs on the financial statements for the fiscal years ended December 31, 2002 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

Altrust has provided Carr Riggs with a copy of the foregoing disclosures.

Prior to the engagement of Dixon Hughes PLLC Altrust did not consult with Dixon Hughes PLLC regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Commission Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this annual report are effective in recording, processing, summarizing and reporting, in a timely manner, the information that the Company is required to disclose in its Exchange Act reports.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by section is incorporated by reference to the section titled “Outstanding Voting Securities of the Company and Principal Holders Thereof” and “Election of Directors” and “Additional Information Concerning the Company’s Board of Directors and Committees” and “Executive Officers” in the definitive proxy statement for the Company’s Annual Meeting of shareholders to be held on May 25, 2006 (“Annual Meeting”).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by section is incorporated by reference to the section titled “Executive Officers” in the definitive proxy statement for the Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by section is incorporated by reference to the section titled “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the definitive proxy statement for the Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by section is incorporated by reference to the section titled “Certain Relationships and Transactions” in the definitive proxy statement for the Annual Meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by section is incorporated by reference to the section titled “Independent Public Accountants” in the definitive proxy statement for the Annual Meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements - Please refer to Item 8 of this report.

(2)	Financial Statements Schedules - All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes set forth in Item 8 of this report.

(3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cullman, State of Alabama, on April 17, 2006.

ALTRUST FINANCIAL SERVICES, INC.

By:	/s/ J. Robin Cummings
J. Robin Cummings
President and Chief Executive Officer

This offering statement has been signed by the following persons in the capacities and on the date indicated.

By:	/s/ J. Robin Cummings
J. Robin Cummings
President, Chief Executive Officer and Director

By:	/s/ Lionel Powell
Lionel Powell
Chief Financial Officer and Chief Accounting Officer

By:	/s/ Whit Drake
Whit Drake
Director

By:	/s/ N. Jasper Estes
N. Jasper Estes
Director

By:	/s/ Alan Walker
Alan Walker
Director

By:	/s/ Terry Walker
Terry Walker
Director

By:	/s/ Tim Walker
Tim Walker
Director

By:	/s/ Brian Witcher
Brian Witcher
Director

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1	Copy of the Company’s Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10, filed with the Commission on May 2, 2005, as amended (Commission file number 0-51298)(the “Form 10”) and incorporated by reference).

Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Form 10 and incorporated by reference).

Exhibit 4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Form 10 and incorporated by reference).

Exhibit 10.1	Altrust Financial Services, Inc. 2004 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10 and incorporated by reference).*

Exhibit 10.2	Altrust Financial Services, Inc. 2004 Stock Option Plan for Outside Directors (filed as Exhibit 10.2 to the Form 10 and incorporated by reference).*

Exhibit 10.3	Altrust Financial Services, Inc. Savings and Employee Stock Ownership Plan (filed as Exhibit 10.3 to the Form 10 and incorporated by reference).*

Exhibit 10.4	Altrust Financial Services, Inc. Director Compensation Arrangement (filed as Exhibit 10.4 to the Form 10 and incorporated by reference)*

Exhibit 10.5	Altrust Financial Services, Inc. Named Executive Officer Compensation (filed as Exhibit 10.5 to the Form 10 and incorporated by reference).*

Exhibit 16.1	Letter re Change in Certifying Accountant from Carr, Riggs & Ingram, LLC (filed as Exhibit 16.1 to the Form 10 and incorporated by reference)

Exhibit 21.1	Subsidiaries of Altrust Financial Services, Inc. (filed as Exhibit 21.1 to the Form 10 and incorporated by reference)

Exhibit 23.1	Consent of Dixon Hughes PLLC

Exhibit 23.2	Consent of Carr, Riggs & Ingram, LLC

Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	denotes management contract or compensatory plan or arrangement.