Form 10-Q
period 2006-03-31
ALTRUST FINANCIAL SERVICES INC
filed 2006-05-15
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006	Commission file number 000-51298

Altrust Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Alabama	63-0923450
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2006
Common Stock, $0.01 par value	5,485,625

ALTRUST FINANCIAL SERVICES, INC.

Item 1. Financial Statements

ALTRUST FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005 *
	(Unaudited)
ASSETS
Cash and due from banks	$18,823,804	$19,899,481
Federal funds sold	—	3,372,784

Cash and cash equivalents	18,823,804	23,272,265

Securities available for sale	126,710,569	128,878,054
FHLB, Bankers Bank and other stock	4,392,158	4,835,758
Loans, net of unearned fees	228,635,381	211,989,052
Allowance for loan loss	(2,334,092)	(2,404,940)

Loans, net	226,301,289	209,584,112
Premises and equipment, net	15,371,226	14,981,399
Accrued interest and dividends	2,689,354	2,939,386
Other real estate owned	1,180,899	1,231,093
Goodwill	4,716,947	4,716,947
Core deposit intangibles	841,067	879,153
Cash surrender value of life insurance	9,058,020	9,026,370
Deferred tax asset	1,618,436	1,649,880
Other assets	1,309,285	1,341,010

Total assets	$413,013,054	$403,335,427

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$44,699,322	$42,424,752
Interest bearing	254,545,265	229,650,622

Total deposits	299,244,587	272,075,374

Capitalized lease obligations	2,965,203	2,960,445
Company guaranteed debt of ESOP	—	1,726,762
Advances from the Federal Home Loan Bank	61,300,000	78,350,000
Federal funds purchased	3,503,755	—
Accrued interest	823,471	749,000
Other liabilities	1,141,075	1,296,311

TOTAL LIABILITIES	368,978,091	357,157,892

Commitments and contingencies
Redeemable common stock held by ESOP at fair market value	10,040,914	8,232,727
SHAREHOLDERS’ EQUITY
Common stock, par value of $.01 per share, 10,000,000 shares authorized; 5,485,625 and 5,448,025 shares issued, respectively	54,856	54,480
Capital surplus	16,315,915	15,958,292
Retained earnings	19,554,783	25,596,039
Accumulated other comprehensive loss	(1,931,505)	(1,937,241)
Unearned compensation related to ESOP debt	—	(1,726,762)

TOTAL SHAREHOLDERS’ EQUITY	33,994,049	37,944,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$413,013,054	$403,335,427

*	Derived from audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
INTEREST INCOME
Interest and fees on loans	$4,024,922	$3,243,565
Taxable securities	1,143,062	1,223,365
Tax exempt securities	218,009	167,936
Interest on federal funds sold	44,637	92,326
Other interest and dividends	52,336	46,541

Total interest income	5,482,966	4,773,733

INTEREST EXPENSE
Interest on deposits	1,350,635	744,786
Interest on borrowed funds	655,134	809,102

Total interest expense	2,005,769	1,553,888

Net interest income	3,477,197	3,219,845
Provision for loan losses	30,000	25,000

Net interest income after provision for loan losses	3,447,197	3,194,845

NONINTEREST INCOME
Service charges on deposits	1,725,327	1,262,357
Insurance commissions	57,507	48,795
Other operating income	171,872	248,790

Total noninterest income	1,954,706	1,559,942

NONINTEREST EXPENSE
Salaries and employee benefits	1,532,877	1,381,918
Occupancy and equipment expense	551,186	444,137
Professional services	165,691	109,849
Other operating expenses	1,081,713	1,404,329

Total noninterest expense	3,331,467	3,340,233

Income before income taxes	2,070,436	1,414,554

Provision for income taxes	690,751	442,079

Net income	$1,379,685	$972,475

Other comprehensive income
Unrealized gains (losses) on securities available for sale, net of tax	5,736	(1,108,793)

Comprehensive income	$1,385,421	$(136,318)

Earnings per share:
Basic	$0.25	$0.19
Diluted	$0.25	$0.18

See accompanying notes.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net Income	$1,379,685	$972,475
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	30,000	25,000
Depreciation and amortization	356,417	296,695
Stock based compensation expense	34,464	—
Loss on sale of securities available for sale	43,403	—
(Gain) loss on sales of other real estate and repossessed assets	(5,891)	5,518
Increase (decrease) in cash surrender value of life insurance	(31,650)	(90,225)
Decrease in accrued interest receivable	250,032	93,618
Increase (decrease) in accrued interest payable	74,471	(14,218)
Net change in other assets, liabilities, and other operating activities	295,102	88,435

Net cash provided by operating activites	$2,426,033	$1,377,298

Cash flows from investing activities
Purchases of available for sale securities	(2,899,474)	(5,171,836)
Proceeds from sale of securities available for sale	1,456,172	—
Proceeds from maturities/calls of securities available for sale	3,489,853	3,565,746
Net (increase) decrease in loans	(16,747,177)	9,235,886
Purchases of premises and equipment, net	(621,067)	(134,139)
Proceeds from disposition of other real estate owned	56,085	485,054
Net decrease in restricted equity securities	443,600	18,800

Net cash (used in) provided by investing activities	$(14,822,008)	$7,999,511

Cash flows from financing activities
Net increase in non-interest bearing deposits	2,274,570	2,408,422
Net increase in interest bearing deposits	24,894,643	5,067,355
Net decrease in securities sold under agreement to repurchase	—	(718,188)
Net increase in federal funds purchased	3,503,755	—
Net decrease in other borrowings	(17,050,000)	(5,500,000)
Purchase of treasury stock	—	(10,361)
Dividends paid	(5,866,987)	(271,620)
Proceeds from the sale of stock, net	186,775	—
Increase in capital lease obligation	4,758	3,057

Net cash provided by financing activites	$7,947,514	$978,665

Net increase (decrease) in cash and cash equivalents	(4,448,461)	10,355,474

Cash and cash equivalents at beginnning of period	23,272,265	25,175,311

Cash and cash equivalents at end of period	$18,823,804	$35,530,785

Supplemental disclosures - cash and noncash
Interest paid	$1,931,298	$1,568,106
Income taxes paid	169,183	216,327
Loans transferred to foreclosed real estate	—	23,676
Retirement of treasury stock	—	33,355

See accompanying notes to condensed consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

NOTE 1 – GENERAL

The accompanying unaudited consolidated financial statements of Altrust Financial Services, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included as part of the Company’s filing on Form 10-K filed with the Commission on April 17, 2006. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal, recurring nature. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year or any other interim periods. For purposes of this interim report on Form 10-Q, references to “Altrust,” the “Company,” and the pronouns “we,” “us,” and “our” refer to Altrust Financial Services, Inc. and subsidiaries on a consolidated basis, and references to the “Bank” refer to Peoples Bank of North Alabama, our banking subsidiary.

NOTE 2 – INVESTMENT SECURITIES

Securities available for sale at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$28,485,561	$—	$898,579	$27,586,982
Mortgage-backed securities	66,548,089	86	2,070,414	64,477,761
Corporate bonds	9,691,997	16,250	54,787	9,653,460
State and municipal securities	25,204,061	41,233	252,928	24,992,366

Totals	$129,929,708	$57,569	$3,276,708	$126,710,569

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$29,982,970	$—	$923,195	$29,059,775
Mortgage-backed securities	69,588,779	84	1,960,813	67,628,050
Corporate bonds	8,700,856	—	53,827	8,647,029
State and municipal securities	23,834,183	53,001	343,984	23,543,200

Totals	$132,106,788	$53,085	$3,281,819	$128,878,054

(1)	Fair values of investments are derived from quoted market prices.

The Company has not recognized any gain or loss on its securities portfolio because it has the ability and intent to hold the securities in its securities portfolio until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value on these securities is attributable to changes in market interest rates and not credit quality of the issuer.

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses and certain information about non-accrual loans and loans 90 days past due but still accruing interest for the three months ended March 31, 2006 and twelve months ended December 31, 2005 follow.

Activity	in the allowance for loan losses is as follows:

A summary of the activity in the allowance for loan losses is as follows:

	March 31, 2006	December 31, 2005
Balance, beginning of year	$2,404,940	$2,500,923
Loans charged off	(110,041)	(273,116)
Recoveries on loans previously charged off	9,193	63,633
Provision for loan losses	30,000	113,500

Ending Balance	$2,334,092	$2,404,940

Non performing loans were as follows:

	March 31, 2006	December 31, 2005
Loans past due 90-days still on accrual	$—	$51,057
Non-accrual loans	3,197,000	1,046,449

Total	$3,197,000	$1,097,506

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	Three Months Ended
	March 31, 2006	March 31, 2005
Basic Earnings Per Share:
Net income	$1,379,685	$972,475
Weighted average common shares outstanding	5,428,508	5,224,819
Basic earnings per share	$0.25	$0.19
Diluted Earnings Per Share:
Net income	$1,379,685	$972,475
Weighted average common shares outstanding	5,428,508	5,224,819
Add: Dilutive effects of assumed conversions and exercises of stock options based on the treasury method using average market prices for the period	39,507	58,438
Weighted average common and dilutive potential common shares outstanding	5,468,015	5,283,257
Diluted earnings per share	$0.25	$0.18

NOTE 5 – EMPLOYEE STOCK OWNERSHIP PLAN

The entire balance of the ESOP debt was paid off on January 31, 2006. This was facilitated through application of the Company’s 2005 ESOP compensation contribution, regular 2005 and first quarter 2006 dividends, and a special one-time $1 per share cash dividend declared and paid in January of 2006. This resulted in a $1.8 million increase to the balance sheet presentation of the redeemable common stock held by the ESOP at fair market value, relating to the allocation to Plan participants of the remaining unallocated shares in the ESOP Trust. Additionally, shareholders’ equity was increased by a credit to unearned compensation related to ESOP debt of $1,726,762, previously reflected as contra equity. Because of tax benefits relating to the payment of cash dividends to the ESOP Trust, the net effect of recording compensation expense for the fair value of the ESOP shares to be released will not be material to 2006 operations.

NOTE 6—STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has a qualified stock option plan for key employees (the “employee plan”) and has reserved 250,000 shares of common stock. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the employee plan expire ten years from the date of grant and the options at December 31, 2005 vest over periods ranging from 12 months to 60 months. At March 31, 2006, 193,200 options were available for grant.

The Company also has non-qualified stock option plans for directors (the “director plans”) and has reserved 750,000 shares of common stock. Options are granted at fair market value of the Company’s common stock on the date of grant. All options under these plans expire ten years from the date of grant and all the options vest over five years. At March 31, 2006, 649,200 options were available for grant.

The Company also had employee and director plans that were implemented in 1995. Under those plans, a total of 520,000 shares were reserved of which, 234,400 were issued and outstanding at March 31, 2006.

The compensation cost that has been charged against income for these plans was $34,464 for the three months ended March 31, 2006. The Company recorded $12,855 of deferred tax benefit in the first quarter of 2006.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted no options for the quarters ended March 31, 2006 and 2005.

A summary of option activity under the stock option plans as of March 31, 2006, and changes during the three month period ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	429,600	$7.96

Options Exercised	(37,600)	$4.97
Options Forfeited	—	$—
Options Granted	—	$—

Outstanding at March 31, 2006	392,000	$8.31	7.0 Years	$540,960

Exercisable at March 31, 2006	121,800	$8.10	2.61 Years	$193,662

For the quarter ended March 31, 2006, the intrinsic value of options exercised was approximately $177,472. There were no options exercised for the quarter ended March 31, 2005. The fair value of options vested during the periods was approximately $34,464 and $20,400, respectively.

Cash received from option exercise under all share-based payment arrangements for the three month period ended March 31, 2006 was $186,775. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $43,372 for the three months ended March 31, 2006.

As of March 31, 2006, there was $424,160 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.3 years.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

Income before income tax expense	$(34,464)
Net Income	$(21,609)

Cash flow from operating activities	$21,609
Cash flow from financing activities	$43,372

Basic earnings per share	$(.01)
Diluted earnings per share	$(.01)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation to the prior year’s quarter ended March 31, 2005:

For the three months ended March 31, 2005
Net income, as reported	$972,475

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	20,400

Pro forma net income	$952,075

Consolidated earnings per share:
Basic – as reported	$0.19
Basic – pro forma	$0.18
Diluted – as reported	$0.19

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to focus on significant changes in our financial condition from December 31, 2005 to March 31, 2006 and on our results of operations for the three month periods ended March 31, 2006 and 2005. Nearly all of our operations are contained in the Bank. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (the “Commission”) on April 17, 2006.

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

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices accepted within the banking industry. Our significant accounting policies are described in the notes to our consolidated financial statements included with our Form 10-K, as filed with the Commission on April 17, 2006. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.

Valuation of Investment Securities

Investment securities can be classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and are reported at amortized cost. As of March 31, 2006, we did not have any securities classified as “held to maturity.” Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. We did not have any securities classified as trading securities as of March 31, 2006. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. All of our investment securities were classified as available-for-sale securities as of March 31, 2006.

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

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We had no other than temporary impairment of our investment securities during the first three months of 2006.

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

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Overview

We had net income of over $1.3 million for the three-month period ended March 31, 2006, an increase of over $407,000 or 42%, from net income of over $972,000 for the same period in 2005. Basic and diluted earnings per share increased from $0.19 and $0.18 per share, respectively, in the first quarter of 2005 to $0.25 per share, both basic and diluted, in the first quarter of 2006.

Net Income

The increase in net income for the three month period ended March 31, 2006 compared to the same period in 2005 was primarily attributable to increased revenues from increased interest and fee income on loans, and increased service charge revenue on deposits. Interest and fees on loans increased over $781,000 for the three month period ended March 31, 2006 relative to the same period in 2005, while service charges on deposits income increased by over $463,000 period-over-period. These revenue increases were partially offset by increased interest expenses of almost $452,000.

Net Interest Income

Our net interest income increased over $257,000, or 8%, for the three-month period ended March 31, 2006 compared to the same period ended 2005. Average earning assets were 2.5% higher in the first quarter of 2006 relative to the first quarter of 2005, and our net interest margin increased 20 basis points to 3.6% during the first quarter of 2006 from 3.4% in the first quarter of 2005. The net interest margin is net interest income as a percentage of average earning assets. The most important factor contributing to the increase in interest income between these periods was an increase of approximately $781,000 in interest and fees on loans.

Average loans increased 15% between the first quarters of 2005 and 2006 and comprised 54.8% and 61.6% of average earning assets for the first quarters of 2005 and 2006, respectively. This increase was due to increased marketing and focus on real estate lending, evidenced by an almost $10 million increase in first lien loans on closed-end 1-4 family residential properties, and an almost $23 million increase in commercial real estate and construction loans at quarter end 2006 compared to the same period in 2005. This increase was also due to the average yield on the loan portfolio increasing to 6.95% in 2006 compared to 6.54% in 2005, reflective of rising interest rates.

Provision for Loan Losses

We recorded a $30,000 provision for loan losses in the first quarter of 2006, compared to a $25,000 provision in 2005’s first quarter. Net charge-offs totaled approximately $101,000 in the first quarter of 2006, including a partial charge-off of $86,000 on one loan currently in litigation, compared to net charge-offs of approximately $19,000 in 2005’s first quarter.

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

The percentage of non-performing loans to total loans has increased from .93% at March 31, 2005, to 1.24% at March 31, 2006. The increase for 2006 again was primarily due to one large loan of approximately $1.6 million which is secured by commercial real estate and believed by management to present minimal additional risk of loss.

Non-Interest Income

Non-interest income totaled $1.95 million for the first quarter of 2006, up 25%, or approximately $400,000 from the $1.56 million in same period ended 2005. In the first quarter of 2006, the primary contributor to the increase in non-interest income was an increase of almost $463,000, or 37%, in services charges and fees on deposits. We earned increased service charges on deposits during the first quarter of 2006 partially because we experienced an increased number of checking accounts during the period as a result of approximately $9 million and $13 million in new deposits respectively, at our Blountsville and Cordova branches, the facilities which we acquired from Regions Bank in September 2005. As a result of our acquiring these vacated branch locations, some former deposit customers with Regions elected to move their accounts from Regions to the Bank. We also increased our NSF transaction fees on deposit accounts from $14 to $16 (14%) in the last quarter of 2005 which yielded a $672,000 total increase in NSF fees from first quarter 2005 to first quarter 2006.

Non-Interest Expense

Total non-interest expense of approximately $3.3 million was incurred in both the first quarters of 2006 and 2005. Personnel expense increased approximately $151,000, to $1.533 million during the quarter ended March 31, 2006 from $1.382 million for the year-earlier period. Approximately $66,000 of this increase due to salary costs at our new Cordova and Blountsville branches, with the remaining increase was due to employee raises and increased rates of group health insurance. Full-time equivalent employees increased from 146 at March 31, 2005 and to 170 at March 31, 2006, primarily due to additional staff at our Cordova and Blountsville branches.

The expense for professional services, both legal and other services, increased approximately $57,000 in the first quarter of 2006 over the first quarter of 2005. Expenditures for professional services were higher in the first quarter of 2006 over the first quarter of 2005 due to added costs for SEC reporting and compliance requirements.

Net occupancy and equipment expense in 2006’s first quarter was approximately $551,000, an increase of approximately $107,000 over the same quarter in 2005. This resulted from increased occupancy expense for the two new branches in Cordova and Blountsville in September 2005, including corresponding increased utility and insurance costs, and increased depreciation on added EDP equipment for technology upgrades and for Check 21 system requirements.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The compensation cost that was charged against income, net of tax, for our stock option plans was $21,609 for the three months ended March 31, 2006. The amount of compensation cost that would have been recognized for the three months ended March 31, 2005 if SFAS No. 123R had been adopted was $20,400. The total compensation cost related to nonvested awards not yet recognized at March 31, 2006 is $424,160 which will be recognized over the weighted average period of approximately 3.3 years. See “Note 6 – Stock Compensation Plans” in the consolidated financial statements for further information.

Other operating expenses declined primarily from discontinuance of our High Performance Checking Account Acquisition Marketing Program, the costs of which totaled approximately $183,000 for the quarter ended March 31, 2005, versus only approximately $22,000 for quarter ended March 31, 2006. Advertising and marketing costs will increase in subsequent quarters due to implementation of an in-house sweepstakes and direct mail advertising and marketing program.

Income Taxes

For the three months ended March 31, 2006, income tax expense increased by approximately $249,000 or 56%, to approximately $691,000 from approximately $442,000 in the corresponding period of 2005. These levels represent an effective tax rate on pre-tax earnings of 33% and 31% for the three-month periods ended March 31, 2006 and 2005, respectively. The increase in the effective tax rate is due largely to the smaller percentage of tax-exempt income to total income during the first quarter of 2006 compared to the same period in 2005.

FINANCIAL CONDITION

Changes in Financial Condition from December 31, 2005 to March 31, 2006

Overview

Total assets increased by $9.7 million, or 1.5%, to approximately $413 million from approximately $403 million at December 31, 2005. This increase resulted primarily from a $17 million increase in loans, offset by a $2 million decrease in available-for-sale securities and a $4 million decrease in cash and due from banks.

Loans

Total loans increased almost $17 million, or 7.85%, from year-end 2005 to March 31, 2006, and were up 22.8%, or $42.5 million, from March 31, 2005. This increase in total loans was attributable primarily to an increase in real estate loans that resulted from our increased focus on lending to non-residential commercial customers, which showed a $10 million increase, and farm and residential real estate, which increased $3.7 million, and to continued improvements in general economic conditions. The following table shows loan balances by type of loan at March 31, 2006 and 2005.

	LOANS OUTSTANDING
	2006	2005
(in thousands)	March 31	March 31
Commercial, financial and agricultural	$28,750	$25,587
Real estate — commercial, construction and other	23,354	16,951
Real estate — residential mortgage	156,407	125,321
Other	20,124	18,302

Total loans	$228,635	$186,161

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

As we continue to grow the loan portfolio through new loan accounts, these new loans have limited historical loss experience on which to base a specific reserve. As a result, management’s determinations as to amounts that should be added to the general reserve with respect to new loan growth are necessarily imprecise. The following tables present a summary of changes in the allowance for loan losses and charges and levels of charge-offs and recoveries to average loans for March 31, 2006 and March 31, 2005.

Activity	in the allowance for loan losses is as follows:

	March 31, 2006	March 31, 2005	December 31, 2005
Balance, beginning of year	$2,404,940	$2,500,923	$2,500,923
Loans charged off	(110,040)	(41,912)	(273,116)
Recoveries on loans previously charged off	9,192	22,679	63,633
Provision for loan losses	30,000	25,000	113,500

Ending Balance	$2,334,092	$2,506,690	$2,404,940

Non performing loans were as follows:

		March 31, 2006	December 31, 2005
Loans past due 90-days still on accrual		$0	$51,000
Non-accrual loans		2,837,000	1,046,000

Total		$2,837,000	$1,097,000

The following table presents the levels of quarterly charge-offs and recoveries to average loans:

	(In Thousands)
	Year to Date	Year to Date	Year to Date	Quarterly	Quarterly	Quarterly	Year to Date
Period to Date Ended	Charge-offs ($)	Recoveries ($)	Net ($)	Net Charge- offs ($)	Average Loans ($)	% Net Charge- offs to QTD Avg. Loans	Annualized % Net Charge-offs to YTD Avg. Loans
3/31/2006	110	9	101	101	220,545	0.0458%	0.1832%
12/31/2005	273	63	210	85	205,550	0.0414%	0.1022%
9/30/2005	176	51	125	38	199,081	0.0191%	0.0858%
6/30/2005	123	36	87	68	192,114	0.0354%	0.0907%
3/31/2005	42	23	19	19	191,540	0.0099%	0.0397%
12/31/2004	345	97	248	40	196,218	0.0204%	0.1289%

Our allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Alabama Superintendent of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. For additional information, refer to the disclosures under the heading “Supervision and Regulation” in our annual report on Form 10-K, as filed with the Commission on April 17, 2006.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

We estimate our allowance for loan losses based upon the type of loan and loan commitment, and whether or not the credit has been classified as special mention, substandard, doubtful or loss. An allowance equal to 5% of special mention, 15% of substandard, 50% of doubtful loans and 100% of loss loans is made, adjusted for any specific additional amounts that may be necessary based on individual circumstances.

Non-Performing Assets

Non-performing assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns about our ability to collect the loan’s outstanding principal and interest, and generally when loans are 90 days or more past due. While non-performing assets represent potential losses to us, we do not expect them to result in any material losses because we believe most of our non-performing loans to be adequately secured. We do not have any commitments to lend additional funds to borrowers under loans on non-accrual status as of March 31, 2006.

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

Generally, we evaluate loans for impairment when a loan is internally risk rated and included on our internal “watch list.” The watch list includes all non-accrual loans and all loans contractually past due 90 days or more and still accruing interest. The watch list also includes other loans that have documentation deficiencies or where management has learned additional information about the borrower that calls into doubt the borrower’s repayment ability. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on non-accrual status. The aggregate amount of the watch list loans that may be impaired as of March 31, 2006 was approximately $2.8 million. Even though borrowers of watch list loans, other than non-accrual and non-performing loans, are expected to make payments of principal and interest as contractually scheduled, these loans are still evaluated for impairment. Impairment with regard to substantially all of our impaired loans has been measured based on the fair value of the underlying collateral.

The following tables set forth information relating to our non-performing assets and the allowance for loan losses for the periods indicated.

NONPERFORMING ASSETS

(in thousands)

	March 31, 2006	March 31, 2005
Loans accounted for on a non-accrual basis	3,197	1,606
Restructured loans	—	—

Total non-performing loans	3,197	1,606
Forclosed assets and surplus banking property	1,181	1,250

Total nonperforming assets	4,378	2,856

Loans 90 days past due still accruing	—	122

Ratios:
Total non-performing assets to total loans	1.91%	1.52%
Allowance for loan losses to non-performing loans	73.01%	156.10%
Loans 90 days past due still accruing to loans	0.00%	0.07%

Investment Securities

The investment securities portfolio balance declined approximately $2.2 million between year-end 2005 and March 31, 2006, primarily due to pay downs on mortgage-backed securities. We continued to carry our entire investment securities portfolio as available for sale during the three months ended March 31, 2006. The market valuation of the securities portfolio resulted in a decreased unrealized loss from ($1.937) million to ($1.932) million during the period. The pay downs of certain mortgage-backed securities in our securities portfolio were largely responsible for a net decline in portfolio securities available for sale from approximately $129 million at December 31, 2005 to $127 million at March 31, 2006. We are actively looking to replace the redeemed mortgage-backed securities by obtaining quality state, county and municipal (SCM) securities to increase our portfolio mix in this sector, and to also aid in our income tax management efforts.

Since December 31, 2005, we have made $17.05 million in scheduled pay downs on our Federal Home Loan Bank (FHLB) advances, resulting in a corresponding decline of $793,600 in required holdings of FHLB stock, which stock was sold back to the FHLB at par. We purchased $350,000 of stock this quarter in the new Alabama Banker’s Bank, but realized no significant changes in our other Banker’s Bank or CBAA Services, Inc. common stock investments during the three months ended March 31, 2006.

The following tables present the maturities of our investment securities at March 31, 2006:

	Maturities of Available for Sale Investment Securities Fair Market Value
	Within 1 Year	After one through five years	After five through ten years	After ten Years
	(In thousands of dollars)
Investment securities available for sale:
U.S. Government sponsored entities	991	18,880	5,804	1,912
Mortgage-backed securities	—	4,806	13,656	46,016
Asset-backed securities				5,513
Corporate bonds	—	—	1,156	2,985
State and municipal securities	209	3,070	8,030	13,683

Total investment securities available for sale	$1,200	$26,756	$28,646	$70,109

Deposits

Deposits at March 31, 2006 were up $27.2 million or 10% from the level at year-end 2005. Compared to March 31, 2005, deposits were up $50.1 million, or 20%, at March 31, 2006. Deposit growth for the three month period ended March 31, 2006 was largely due to new interest-bearing deposits resulting from our certificate of deposit marketing program.

The overall mix of deposits showed a higher percentage in interest-bearing deposits in the first quarter of 2006 relative to the same period in 2005 due to our increase in certificates of deposit. Our market area is extremely competitive for certificates of deposit due to the large number of community banks seeking these funds for liquidity purposes. Consequently, we offered increased interest rates on our certificates of deposit to attract additional deposits during the first quarter of 2005. Our increase in certificate of deposit rates was designed both to attract new deposits and protect existing deposits.

The following table presents the composition of deposits at March 31, 2006 and at the end of the previous four quarters:

DEPOSIT COMPOSITION

(dollars in thousands)

	2006				2005
	March 31		December 31		September 30		June 30		March 31
Noninterest-bearing demand deposits	$44,699	14.94%	$42,424	15.59%	$33,290	12.67%	$31,643	12.94%	$31,587	12.68%
Interest-bearing deposits:
NOW and Prime accounts	46,478	17.08%	41,436	15.23%	31,204	11.87%	27,269	11.15%	23,759	9.54%
Money market deposits	60,943	22.40%	57,729	21.22%	73,867	28.10%	78,542	32.12%	83,289	33.43%
Savings deposits	27,958	10.28%	27,426	10.08%	27,461	10.45%	27,050	11.06%	28,410	11.40%
Other time deposits	77,295	28.41%	68,094	25.03%	64,986	24.72%	54,125	22.13%	55,170	22.15%
Time deposits $100,000 and over	41,872	15.39%	34,966	12.85%	32,039	12.19%	25,916	10.60%	26,903	10.80%

Total interest bearing	254,546	85.06%	229,651	84.41%	229,557	87.33%	212,902	87.06%	217,531	87.32%

Total	$299,245	100.00%	$272,075	100.00%	$262,847	100.00%	$244,545	100.00%	$249,118	100.00%

Liquidity

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the FHLB and other lenders, as well as the ability to liquidate securities available for sale. As of March 31, 2006, we had access to advances of up to 30% of our assets, with access of up to 50% of assets upon our meeting certain eligibility criteria as specified in FHLB’s Credit and Collateral Policy. Under the 30% limitation, we had remaining credit availability from the FHLB of approximately $63 million, after existing advances of $61.3 million used in a leveraged transaction to purchase securities for our investment portfolio. Advances from the FHLB are secured by a pledge of holdings of stock in the FHLB and a portion of our first mortgage loans. We have also pledged the leveraged securities purchased with FHLB borrowings being pledged as collateral. In addition, we also have $30 million of unsecured federal funds lines of credit with correspondent banks, of which $26.5 million was available as of March 31, 2006.

FHLB Advances as of March 31, 2006		Leveraged Securities as of March 31, 2006
Average Maturity (years)	3.52	Average Maturity (years)	5.37
Average Interest Rate Paid	3.32%	Average Interest Rate Earned	4.78%
Net Interest Expense for 2006	$576,472	Net Interest Income for 2006	$810,602
Advances Outstanding	$61,300,000	Value of Securities	$72,862,769

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and securities available for sale. These average liquid assets totaled approximately $148.6 million and $168.1 million during the three month periods ended March 31, 2006 and March 31, 2005, respectively, representing 52% and 69% of average deposits for those periods. The substantial decrease in average liquid assets is due to our increase in loans, payment of substantial dividends in the first quarter of 2006, and pay downs of over $17 million in our FHLB advances.

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

FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. Altrust and the Bank both exceed the capital requirements established for well capitalized banks and bank holding companies under FDICIA guidelines. See the disclosures under the heading “Supervision and Regulation” in our annual report on Form 10-K, filed with the Commission on April 17, 2006, for more information.

We remained well capitalized at March 31, 2006. Changes in the Bank’s various capital ratios from year-end 2005 presented in the table below resulted primarily from the increased net income, reduction of ESOP debt, and dividend payments as stated above.

The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from it primary regulatory agency.

(dollars in thousands)

	March 31, 2006	December 31, 2005
Tier 1 regulatory capital	$40,409	$42,332
Tier 2 regulatory capital	$2,334	$2,405

Total regulatory capital	$42,743	$44,737

Risk-weighted assets	$278,234	$262,013

Ratios
Leverage (Tier 1 capital to average assets)	11.13%	10.76%
Tier 1 capital to risk-weighted assets	14.52%	17.07%
Total capital to risk-weighted assets	15.36%	16.16%
Shareholders’ equity to total assets	10.66%	11.45%

* Above table is derived from the Bank’s Call Report. All ratios are for the Bank only except for the shareholders’ equity to total assets which is calculated on a consolidated basis and includes redeemable ESOP shares in the calculation of shareholders’ equity.

Shareholders’ Equity

Shareholders’ equity totaled $34.2 million at March 31, 2006, which was a decrease of approximately $3.7 million from December 31, 2005. This decrease was primarily due to payment of a one-time special dividend of $1 per share, an aggregate dividend of approximately $5.5 million, and regular quarterly dividends paid totaling $.07 per share. In addition, over $1.7 million in ESOP debt was paid off in the first quarter of 2006, partially enabled through the $1 per share dividend on ESOP shares, which increased shareholders’ equity through elimination of this contra-equity account.

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

At March 31, 2006, our cumulative one-year gap was a negative $54.9 million, or 13% of total assets, which would tend to indicate that our interest-earning assets will reprice during 2006 at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to re-pricing during a given period will in fact undergo significant re-pricing even as market interest rates change. For example, we have a base of core deposits consisting of interest-bearing checking and savings accounts whose average balances and interest rates paid generally fluctuate little with changes in the levels of market rates of interest. Consequently, these relatively static interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin. Because the effects of these interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will actually increase in the near term rising interest rate environment, notwithstanding our negative gap, as the rates we are required to pay on these more static interest-bearing deposit accounts fails to keep pace with the increases in interest rates we earn on loans as market rates rise.

The following table summarizes our interest-sensitive assets and liabilities as of March 31, 2006. Variable rate loans are shown in the category of due “One Month to Three Months” because they re-price with changes in the prime-lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. However, payments actually are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, but it has been our experience that these accounts are not as highly rate sensitive as other of our interest-earning assets and interest-bearing liabilities. Accordingly, the following analysis assumes 30% of interest-bearing demand deposit accounts, 50% of money market deposit accounts, and 10% of savings accounts re-price within one year.

INTEREST SENSITIVITY GAP ANALYSIS

	AS OF MARCH 31, 2006
	(dollars in thousands)
	Immediate Total	1 Month to 3 Months	4 Months to 12 Months	1 Year to 5-Year	More than 5 Years and Non-Rate Sensitive	Total
Assets
Interest-earning assets:
Interest-bearing deposits					$867	$867
Securities	$4,392	$—	$1,200	$26,756	$98,755	$131,103
Loans	2,838	44,661	45,123	108,112	27,901	228,635
Total interest-earning assets	$7,230	$44,661	$46,323	$134,868	$127,523	$360,605

Liabilities
MMDA and interest-bearing deposits		$44,415		$63,006		$107,421
Savings deposits		2,796		25,162		27,958
Time deposits		34,235	56,287	28,370		118,892
Borrowed funds		4,504	10,875	26,090	26,300	67,769

Total interest-bearing liabilities		$85,950	$67,162	$142,628	$26,300	$322,040

Interest sensitivity gap	$7,230	$(41,289)	$(20,839)	$(7,760)	$101,223	$38,565

Cumulative sensitivity gap	$7,230	$(34,059)	$(54,898)	$(62,658)	$38,565

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is difficult in a changing interest rate environment and is a primary objective of our asset/liability management strategy. We were in a cumulative liability sensitive position for most time periods in the table above. A cumulative liability sensitive position tends to indicate that if interest rates increase during these cumulative liability periods, net interest margin will decrease, and that if interest rates decrease, then net interest margin will increase.

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

	Contract Amount
	March 31, 2006	December 31, 2005
	(In thousands)
Commitments to grant loans	$15,302	$15,497
Standby letters-of-credit	2,728	2,598
Home equity lines	3,865	5,658
Credit card lines	2,279	2,173

	$24,174	$25,926

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

Contractual Obligations

Payments due from us under specified long-term and certain other contractual obligations as of December 31, 2005 are set forth in our Form 10-K filed, with the Commission on April 17, 2006. The maturities of time deposits are scheduled in Note 6 to the consolidated financial statements included in the Form 10-K. Note 7 to the annual consolidated financial statements included in the Form 10-K provides information on short-term FHLB advances outstanding at year-end 2005. Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.

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

On June 17, 2005, B&M LLC (“B&M”), a borrower from the Bank, filed a petition for protection from creditors under Chapter 11 of the Bankruptcy Code in bankruptcy court. At the time of filing, B&M owed the Bank approximately $1.3 million on a loan secured by a first mortgage on approximately 65 acres of commercial property (the “Property”). In addition to the Bank’s lien on the property, an excavating company (the “Excavator”) that has performed work on the Property has filed a lien on the Property as a result of B&M’s default in paying the Excavator for its work on the Property. The bankruptcy magistrate judge ruled that the Excavator had a superior lien to the Bank’s lien. The Bank appealed this decision in the District Court of the Northern District of Alabama, which is pending. In addition, the bankruptcy magistrate certified the issue to the Alabama Supreme Court to decide on the priority of the respective liens of Excavator and the Bank. No decision has been reached on either the appeal or the Alabama Supreme Court case.

The Bank is vigorously defending its rights under the mortgage on the Property. The outcome of the current litigation cannot be predicted at this time, but the Bank believes the estimated market value of the Property may be sufficient to cover the amounts owed by B&M to both the Bank and the Excavator, although depending upon the outcome of the litigation and the amount that may be realizable from sale of the Property, the Bank could realize a loss.

We have not incurred any penalties for failing to include, in our tax returns, any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to a reportable transaction under the Code that is required to be reported under Code Section 6707A(e).

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales by the Company of equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults (by the Company or the Bank) on payment of principal, interest or other on any senior securities during the period covered by this report.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholder vote in the first quarter of 2006.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 28, are filed (or furnished, as applicable) as part of this report. The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRUST FINANCIAL SERVICES, INC.
(Registrant)

By:	/s/ J. Robin Cummings
J. Robin Cummings
President and
Chief Executive Officer

By:	/s/ Lionel Powell
Lionel Powell
Chief Financial Officer

May 15, 2006
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