Form 10-Q
period 2006-06-30
ALTRUST FINANCIAL SERVICES INC
filed 2006-08-21
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 000-51298

Altrust Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Alabama	63-0923450
(State other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 2nd Avenue S.W.

Cullman, Alabama 35055-4222

(Address of principal executive offices)

(256) 737-7000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 04, 2006
Common Stock, $0.01 par value	5,485,625

ALTRUST FINANCIAL SERVICES, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ALTRUST FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005 ***
	(Unaudited)
ASSETS
Cash and due from banks	$18,877,277	$19,899,481
Federal funds sold	2,446,156	3,372,784

Cash and cash equivalents	21,323,433	23,272,265
Securities available for sale	121,711,155	128,878,054
FHLB, Bankers Bank and other stock	4,842,158	4,835,758
Loans, net of unearned fees	236,918,622	211,989,052
Allowance for loan losses	(2,490,691)	(2,404,940)

Loans, net	234,427,931	209,584,112
Premises and equipment, net	15,731,523	14,981,399
Accrued interest and dividends	2,401,306	2,939,386
Other real estate owned	1,123,967	1,231,093
Goodwill	4,716,947	4,716,947
Core deposit intangibles	802,977	879,153
Cash surrender value of life insurance	9,138,299	9,026,370
Deferred tax asset	2,415,717	1,649,880
Other assets	1,419,976	1,341,010

Total assets	$420,055,389	$403,335,427

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$42,810,632	$42,424,752
Interest bearing	256,108,803	229,650,622

Total deposits	298,919,435	272,075,374

Capitalized lease obligations	2,968,260	2,960,445
Company guaranteed debt of ESOP	—	1,726,762
Advances from the FHLB	70,300,000	78,350,000
Federal Funds purchased	1,679,000	—
Accrued interest	872,611	749,000
Other liabilities	1,152,217	1,296,311

TOTAL LIABILITIES	375,891,523	357,157,892

Commitments and contingencies
Redeemable common stock held by ESOP at fair market value	12,836,264	8,232,727
SHAREHOLDERS’ EQUITY
Common stock, par value of $.01 per share, 10,000,000 shares authorized; 5,485,625 and 5,448,025 shares issued, respectively	54,856	54,480
Capital surplus	13,554,782	15,958,292
Retained earnings	20,767,392	25,596,039
Accumulated other comprehensive loss	(3,049,428)	(1,937,241)
Unearned compensation related to ESOP debt	—	(1,726,762)

TOTAL SHAREHOLDERS’ EQUITY	31,327,602	37,944,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$420,055,389	$403,335,427

***	Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
INTEREST INCOME
Interest and fees on loans	$4,471,221	$3,436,138	$8,496,143	$6,679,703
Taxable securities	1,108,796	1,189,233	2,251,858	2,412,598
Tax exempt securities	229,737	181,462	447,746	349,398
Interest on federal funds sold	48,729	76,429	93,366	168,755
Other interest and dividends	58,827	62,491	111,163	109,031

Total interest income	5,917,310	4,945,753	11,400,276	9,719,485

INTEREST EXPENSE
Interest on deposits	1,524,639	819,540	2,875,274	1,564,326
Interest on borrowed funds	680,673	801,937	1,335,807	1,611,039

Total interest expense	2,205,312	1,621,477	4,211,081	3,175,365

Net interest income	3,711,998	3,324,276	7,189,195	6,544,120

Provision for loan losses	149,761	25,000	179,761	50,000

Net interest income after provision for loan losses	3,562,237	3,299,276	7,009,434	6,494,120

NONINTEREST INCOME
Service charges on deposits	2,230,857	1,539,711	3,956,184	2,802,068
Insurance commissions	75,208	68,010	132,715	116,805
Other operating income	229,501	250,726	401,372	499,516

Total noninterest income	2,535,566	1,858,447	4,490,271	3,418,389

NONINTEREST EXPENSE
Salaries and employee benefits	1,594,131	1,500,846	3,127,008	2,882,764
Occupancy and equipment expense	551,959	449,343	1,103,145	893,480
Professional services	284,920	92,008	450,611	201,857
Loss on disposition of other real estate owned	—	7,151	358	103,844
Core deposit intangible amortization	38,089	38,086	76,175	76,172
Other operating expenses	1,306,188	1,232,995	2,349,457	2,502,543

Total noninterest expense	3,775,287	3,320,429	7,106,754	6,660,660

Income before income taxes	2,322,516	1,837,294	4,392,951	3,251,849

Provision for income taxes	725,911	570,113	1,416,662	1,012,192

Net income	$1,596,605	$1,267,181	$2,976,289	$2,239,657

Other comprehensive income
Unrealized gains (losses) on securities available for sale, net of tax	(1,117,923)	672,566	(1,112,187)	(436,227)

Comprehensive income	$478,682	$1,939,747	$1,864,102	$1,803,430

Earnings per share:
Basic	$0.29	$0.24	$0.54	$0.43
Diluted	$0.29	$0.24	$0.54	$0.43

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net Income	$2,976,289	$2,239,657
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	179,761	50,000
Depreciation and amortization	773,953	613,036
Stock based compensation expense	68,681	—
Loss on sale of securities available for sale	43,404	—
Loss on sale of fixed assets	83,389	—
Loss on sales of other real estate and repossessed assets	358	103,844
Increase in cash surrender value of life insurance	(111,929)	(180,450)
Decrease in accrued interest receivable	538,080	88,150
Increase (decrease) in accrued interest payable	123,611	(8,206)
Net change in other assets, liabilities, and other operating activities	100,180	307,111

Net cash provided by operating activities	4,775,777	3,213,142

Cash flows from investing activities
Purchase of available-for-sale securities	(3,231,668)	(5,447,225)
Proceeds from sale of securities available-for-sale	1,456,172	—
Proceeds from maturities/calls of securities available-for-sale	6,871,245	7,623,611
Net increase in loans	(25,108,479)	(4,028,976)
Purchases of premises and equipment, net	(1,357,188)	(1,148,110)
Proceeds from disposition of other real estate owned	191,667	579,578
Net (increase) decrease in restricted equity securities	(6,400)	18,800

Net cash used in investing activities	(21,184,651)	(2,402,322)

Cash flows from financing activities
Net increase in non-interest bearing deposits	385,880	2,468,830
Net increase in interest bearing deposits	26,458,181	434,519
Net decrease in securities sold under agreement to repurchase	—	(780,106)
Net increase in federal funds purchased	1,679,000	4,475,000
Net decrease in other borrowings	(8,050,000)	(6,500,000)
Purchase of treasury stock	—	(10,361)
Dividends paid	(6,250,981)	(597,495)
Proceeds from the exercise of stock options	186,775	51,350
Excess tax benefits from share-based payment arrangements	43,372	—
Increase in capital lease obligation	7,815	5,019

Net cash provided by (used in) financing activities	14,460,042	(453,244)

Net increase (decrease) in cash and cash equivalents	(1,948,832)	357,576

Cash and cash equivalents at beginnings of year	23,272,265	25,175,311

Cash and cash equivalents at end of year	$21,323,433	$25,532,887

Supplemental disclosures - cash and noncash
Interest paid	$3,338,470	$3,183,571
Income taxes paid	568,883	729,300
Loans transferred to foreclosed real estate	84,899	43,675
Retirement of treasury stock	—	33,355

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 1 – GENERAL

The accompanying unaudited consolidated financial statements of Altrust Financial Services, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included as part of the Company’s filing on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal, recurring nature. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim periods. For purposes of this quarterly report on Form 10-Q, references to “Altrust,” the “Company,” and the pronouns “we,” “us,” and “our” refer to Altrust Financial Services, Inc. and subsidiaries on a consolidated basis, and references to the “Bank” refer to Peoples Bank of North Alabama, our wholly-owned banking subsidiary.

NOTE 2 – INVESTMENT SECURITIES

Securities available for sale at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$28,487,737	$—	$1,209,631	$27,278,106
Mortgage-backed securities	63,108,707	8	3,261,592	59,847,123
Corporate bonds	9,683,136	13,750	83,945	9,612,941
State and municipal securities	25,513,955	163	541,133	24,972,985

Totals	$126,793,535	$13,921	$5,096,301	$121,711,155

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$29,982,970	$—	$923,195	$29,059,775
Mortgage-backed securities	69,588,779	84	1,960,813	67,628,050
Corporate bonds	8,700,856	—	53,827	8,647,029
State and municipal securities	23,834,183	53,001	343,984	23,543,200

Totals	$132,106,788	$53,085	$3,281,819	$128,878,054

(1)	Fair values of investments are derived from quoted market prices.

The Company has not recognized any gain or loss on its securities portfolio because it has the ability and intent to hold the securities in the securities portfolio until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value on these securities is attributable to changes in market interest rates and not credit quality of the issuers.

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions with respect to the allowance for loan losses and certain information about non-accrual loans and loans 90 days past due but still accruing interest for the six months ended June 30, 2006 and twelve months ended December 31, 2005 follow.

Activity in the allowance for loan losses is as follows:

	June 30, 2006	December 31, 2005
Balance, beginning of year	$2,404,940	$2,500,923
Loans charged off	(131,235)	(273,116)
Recoveries on loans previously charged off	37,225	63,633
Provision for loan losses	179,761	113,500

Ending Balance	$2,490,691	$2,404,940

Non performing loans were as follows:

	June 30, 2006	December 31, 2005
Loans past due 90-days still on accrual	$42,000	$51,057
Non-accrual loans	2,375,000	1,046,449

Total	$2,417,000	$1,097,506

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the components of earnings per common share and earnings per common share assuming dilution is presented below.

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Basic Earnings Per Share:
Net income	$2,976,289	$2,239,657	$1,596,605	$1,267,181
Weighted average common shares outstanding	5,480,424	5,222,162	5,485,626	5,224,759
Basic earnings per share	$0.54	$0.43	$0.29	$0.24
Diluted Earnings Per Share:
Net income	$2,976,289	$2,239,657	$1,596,605	$1,267,181
Weighted average common shares outstanding	5,480,424	5,222,162	5,485,626	5,224,759
Add: Dilutive effects of assumed conversions and exercises of stock options based on the treasury method using average market prices for the year	82,468	47,191	99,826	48,285
Weighted average common and dilutive potential common shares outstanding	5,562,892	5,269,353	5,585,452	5,273,044
Diluted earnings per share	$0.54	$0.43	$0.29	$0.24

NOTE 5 – EMPLOYEE STOCK OWNERSHIP PLAN

The entire balance of the debt of the Employee Stock Ownership Plan (“ESOP”) was paid off on January 31, 2006. This was facilitated through application of the Company’s 2005 ESOP compensation contribution, regular 2005 and first quarter 2006 dividends, and a special one-time $1 per share cash dividend declared and paid in January 2006. This resulted in a $4.6 million increase to the balance sheet presentation of the redeemable common stock held by the

ESOP at fair market value, relating to the allocation to ESOP participants of the remaining unallocated shares in the ESOP trust. Additionally, shareholders’ equity was increased by a credit to unearned compensation related to ESOP debt of $1,726,762, previously reflected as contra equity. Because of the payment of cash dividends to the ESOP are deductible for income tax purposes, the net effect of recording compensation expense for the fair value of the ESOP shares to be released will not be material to 2006 operations.

NOTE 6—STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has a qualified stock option plan for key employees (the “employee plan”) and has reserved 250,000 shares of common stock for issuance under the employee plan. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the employee plan expire ten years from the date of grant and the options at December 31, 2005 vest over periods ranging from 12 months to 60 months. At June 30, 2006, 193,200 options were available for grant.

The Company also has non-qualified stock option plans for directors (the “director plans”) and has reserved 750,000 shares of common stock for issuance under the director plans. Options are granted at fair market value of the Company’s common stock on the date of grant. All options under these plans expire ten years from the date of grant and all the options vest over five years. At June 30, 2006, 629,200 options were available for grant.

The Company also had employee and director plans that were implemented in 1995. Under those plans, a total of 520,000 shares were reserved, of which 234,400 were issued and outstanding at June 30, 2006.

The compensation cost that has been charged against income for these plans was $34,217 for the three months ended June 30, 2006 and $68,681 for the six months ended June 30, 2006. The Company recorded $12,763 of deferred tax benefit for the three months ended June 30, 2006 and $25,618 for the six months ended June 30, 2006 related to awards under these plans.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted an aggregate of 20,000 options during the last three months of the six months ended June 30, 2006 with an average fair value of $3.06 per option. No options were granted for the three and six months ended June 30, 2005.

The risk free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon averages of a peer group (consisting of similar sized institutions that are believed to be comparable to the Company), which we believe approximates the future volatility of the Company’s stock price. The expected term of options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the six months ended June 30, 2006.

Six Months Ended June 30, 2006
Dividend yield	2.37%
Risk-free interest rate	5.07%
Volatility	22.00%
Expected life	7.00 years

A summary of option activity under the stock option plans as of June 30, 2006 and changes during the six month period ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	429,600	$7.96	—	—

Options exercised	(37,600)	$4.97	—	—
Options forfeited	—	$—	—	—
Options granted	20,000	$11.80	—	—

Outstanding at June 30, 2006	412,000	$8.48	7.0 Years	$1,367,840

Exercisable at June 30, 2006	121,800	$8.10	3.55 Years	$450,660

For the three months ended June 30, 2006, no options were exercised. There were 13,600 shares exercised for the three months ended June 30, 2005. The fair value of options vested during the periods was approximately $34,217 for the three months ended June 30, 2006 and $20,400 for the three months ended June 30, 2005.

For the six months ended June 30, 2006, the intrinsic value of options exercised was approximately $186,775. There were 13,600 shares exercised for the six months ended June 30, 2005. The fair value of options vested during the periods was approximately $68,681 and $40,800, respectively.

Cash received from option exercise under all share-based payment arrangements for the six month period ended June 30, 2006 was $186,775. The actual tax benefit in shareholders’ equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $43,372 for the six months ended June 30, 2006.

As of June 30, 2006, there was $449,902 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.5 years.

The adoption of SFAS No.123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No.123 and the intrinsic value method for compensation cost allowed under APB No.25. The effect (increase/(decrease)) of the adoption of SFAS No.123R is as follows:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Net income before income tax expense	$(34,217)	$(68,681)
Net income	$(21,454)	$(43,063)

Cash flow from operating activities	$0	$(43,372)
Cash flow from financing activities	$0	$43,372

Basic earnings per share	$(.01)	$(.01)
Diluted earnings per share	$(.01)	$(.01)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation to the quarter ended June 30, 2005:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income, as reported	$1,267,181	$2,239,657

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	20,400	40,800

Pro forma net income	$1,246,781	$2,198,857

Consolidated earnings per share:
Basic – as reported	$0.24	$0.43
Basic – pro forma	$0.24	$0.42
Diluted – as reported	$0.24	$0.43
Diluted – pro forma	$0.24	$0.42

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of the following discussion and analysis is to focus on significant changes in our financial condition from December 31, 2005 to June 30, 2006 and on our results of operations for the three and six month periods ended June 30, 2006 and 2005. Nearly all of our operations are contained in the Bank. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 17, 2006.

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

Our ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although we believe that the expectations reflected in forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statement. Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•	Changes in economic and business conditions, including those caused by natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of our customer base.

•	Changes in interest rates that affect the pricing and mix of our assets and liabilities, the demand for our financial services and the valuation of our financial assets and liabilities.

•	Changes in laws and regulations, as well as governmental monetary and fiscal policy, that significantly affect the activities of the banking industry and the industry’s competitive position relative to other financial service providers.

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering bank products and services by mail, telephone, computer and the Internet.

•	Uncertainties regarding our assumptions underlying the establishment of reserves for possible loan losses.

•	Technological changes affecting the nature or delivery of financial products or services and the cost of providing them.

•	Uncertainties regarding our ability to capitalize on growth opportunities and realized cost savings in connection with business acquisitions, including uncertainties as to deposit and customer attrition.

•	Uncertainties regarding our ability to develop and execute plans for us to effectively respond to unexpected changes.

We do not intend, and undertake no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices accepted within the banking industry. Our significant accounting policies are described in the notes to our consolidated financial statements included with our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.

Valuation of Investment Securities

Investment securities can be classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and are reported at amortized cost. As of June 30, 2006, we did not have any securities classified as “held to maturity.” Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. We did not have any securities classified as trading securities as of June 30, 2006. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. All of our investment securities were classified as available-for-sale securities as of June 30, 2006.

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

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We had no other than temporary impairment of our investment securities during the first six months of 2006. We have not recognized any gain or loss on our securities portfolio because we have the ability and intent to hold the securities in the securities portfolio until such time as the value recovers or the securities mature.

Allowance and Provision for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of the estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make further adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

	Contract Amount
	June 30, 2006	December 31, 2005
	($ in thousands)
Commitments to grant loans	$29,004	$15,497
Standby letters-of-credit	2,872	2,598
Home equity lines	6,104	5,658
Credit card lines	2,224	2,173

	$40,204	$25,926

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

Standby letters-of-credit are conditional lending commitments issued by us to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Almost all letters-of-credit issued by us have expiration dates within one year, but the majority is automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan to customers.

Contractual Obligations

Payments due from us under specified long-term and certain other contractual obligations as of December 31, 2005 are set forth in our annual report on Form 10-K for the year ended December 31, 2005, filed with the SEC on April 17, 2006. The maturities of time deposits are scheduled in Note 6 to the consolidated financial statements included in the Form 10-K. Note 7 to the annual consolidated financial statements included in the Form 10-K provide information on short-term FHLB advances outstanding at year-end 2005. Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.

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

The level of net interest income is determined primarily by the average balances, or volume, of our interest-earning assets and the various rate spreads between these interest-earning assets and our funding sources. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage our interest-earning asset portfolio, which includes loans;

•	significant revenues generated from service charges on deposit accounts and

•	the availability and costs of particular sources of funds, such as non-interest-bearing deposits, and our ability to “match” our interest-earning assets and interest-bearing liabilities.

Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

Overview

We had net income of approximately $1.597 million for the three-month period ended June 30, 2006, an increase of over $329,000, or 26%, from net income of approximately $1.267 million for the same period in 2005. Basic and diluted earnings per share increased from $0.24 per share on both a basic and diluted basis in the second quarter of 2005 to $0.29 per share on both a basic and diluted basis in the second quarter of 2006.

For the six month period ended June 30, 2006, net income increased approximately $736,000, or 33%, to $2.976 million from net income of $2.240 million for the same period of 2005. Basic and diluted earnings per share increased from $0.43 in the six months ended June 30, 2005 to $0.54 for the six months ended June 30, 2006.

Net Income

The increase in net income for the three month period ended June 30, 2006 compared to the same period in 2005 was primarily attributable to increased revenues from increased interest and fee income on loans, and increased service charges on deposits. Interest and fees on loans increased over $1.035 million for the three month period ended June 30, 2006 relative to the same period in 2005, while service charges on deposits income increased by over $691,000 period-over-period. These revenue increases were partially offset by increased interest expense of approximately $583,000.

The increase in net income for the six month period ended June 30, 2006 was attributable to the same factors that led to improved net income for the three month period ended June 30, 2006. Interest and fees on loans increased $1.816 million for the six months ended June 30, 2006 over the same period in 2005. Service charges on deposits increased $1.154 million period-over-period. Increased interest expense of $1.036 million partially offset these increases.

Additionally, interest income on investments for the six month period ended June 30, 2006 declined slightly by approximately $62,000 from the same period in 2005 primarily due to a reduction in average balances for investments and scheduled pay-downs on mortgage-backed securities.

Net Interest Income

Our net interest income increased approximately $388,000, or 11.7%, for the three-month period ended June 30, 2006 compared to the same period ended 2005. Average earning assets were 4.3% higher at the end of the second quarter of 2006 relative to the second quarter of 2005, and the net interest margin increased to 3.98% during the second quarter of 2006 from 3.78% in the second quarter of 2005. The net interest margin is net interest income as a percentage of average earning assets. The most significant factor contributing to the increase in interest income between these periods was an increase of approximately $1.035 million in interest and fees on loans, due to higher total average outstanding loan balances, with slightly higher average rates.

Average loans increased $33.9 million, or 17.7%, between the second quarters of 2005 and 2006 and comprised 55.4% and 62.5% of average earning assets at each quarter-end, respectively. This increase was due to increased marketing and focus on real estate lending, evidenced by an almost $40 million increase in residential mortgage properties.

Net interest income increased over $645,000 in the six month period ended June 30, 2006 over the same period in 2005. Of the $1.713 million increase in interest income on loans, $1.109 million of this increase was due to the average loan volume increase, and $603,000 was due to an average rate increase from 6.59% to 7.13% for the periods ending June 30, 2005 and 2006 respectively. The volume increase was primarily in loans secured by residential real estate, as we showed actual slight declines in average balances for commercial and commercial real estate period over period.

Provision for Loan Losses

We recorded a $149,761 provision for loan losses in the second quarter of 2006, compared to a $25,000 provision in the same period of 2005, an increase of 499%. The increase in the provision for loan losses relates to loan growth. Net recoveries totaled approximately $7,000 in the second quarter of 2006 compared to net charge-offs of approximately $68,000 in the same period for 2005.

Substantial improvements have been realized in the quality of our loan portfolio through our use of progressive reviews of larger loans, requiring that such loans be approved by our Executive Loan Committee and our board of directors. Tighter underwriting standards have also been implemented, resulting in an improvement in the quality of lending and better collateralization.

Our management believes that its current credit-granting and administration processes follow a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant charge-offs and non-performing loans, although all credit-granting and administration processes require subjective judgments and estimates. No assurances can be made that charge-offs will not increase or that loans will not prove riskier than initially considered.

The percentage of non-performing loans to total loans has increased from 0.84% at June 30, 2005, to 1.00% at June 30, 2006. The increase for 2006 was primarily due to the reclassification of a single loan of approximately $1.6 million, which we are currently in litigation regarding.

Non-Interest Income

Non-interest income totaled over $2.54 million for the second quarter of 2006, up 36%, or approximately $680,000 from almost $1.86 million in same period ended 2005. In the second quarter of 2006, the primary contributor to the increase in non-interest income was an increase of almost $691,000, or 45%, in services charges and fees on deposits. We continue to see an increase in non-interest income due to the increase in the nonsufficient funds transaction fees from $14 to $16 in the last quarter of 2005. We also continue to grow our customer base, increasing the total service charges on deposits.

Non-interest income totaled over $4.49 million for the six months ended June 30, 2006, up 31% from the $3.4 million for the same period in 2005. Service charges and fees on deposits increased $1.15 million, or 41%, to $3.96 million from the $2.80 million realized over the same period in 2005, for the reasons stated above.

Non-Interest Expense

Total non-interest expense of approximately $3.8 million increased by $500,000 from $3.3 million as compared to the second quarter of 2006 and 2005. Personnel expense increased approximately $93,000, to $1.59 million during the quarter ended June 30, 2006 from $1.50 million for the year-earlier period, with $81,000 of this increase due to salary costs at our new Cordova, Blountsville and Decatur branches, with the remaining increase due to employee raises and increased rates of group health insurance. Full-time equivalent employees increased from 141 to 158 at June 30, 2005 and 2006, respectively, primarily due to additional staff at our Cordova, Blountsville, and Decatur branches.

The expense for professional services, including legal and other services, increased approximately $193,000 in the second quarter of 2006 over the second quarter of 2005. Expenditures for professional services were higher in the second quarter of 2006 over the second quarter of 2005 due to added costs for SEC reporting and compliance requirements.

Net occupancy expense in the second quarter of 2006 was approximately $552,000, an increase of approximately $103,000, or 23%, over the same period in 2005. This resulted from increased lease expense for the two branches in Cordova and Blountsville in September 2005, corresponding increased utility and insurance costs, and increased depreciation on added computer equipment for technology upgrades and for “Check 21Act” system requirements.

Amortization of core deposit intangibles remained steady at approximately $38,000 in both the second quarter of 2006 and 2005. Under the provisions of SFAS No. 142, the value and estimated lives of these intangibles will be periodically evaluated for possible impairment. For more information, see Note 5 to our audited Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on April 17, 2006. Goodwill is not amortized under SFAS No. 142, but is evaluated at least annually for possible impairment and write-down.

Non-interest expense increased to $7.1 million, or 6.7%, from $6.7 million for the six month period ended June 30, 2006 compared to the same period in 2005. This increase was primarily due to a $244,000 increase in salaries and wages, a $210,000 increase in occupancy expense, and $249,000 increase in professional services, all for reasons mentioned above. Losses on the disposition of other real estate owned were negligible in both the three and six month periods ended June 30, 2006, but declined substantially from approximately $104,000 for the six month period ended June 30, 2005.

Income Taxes

For the three months ended June 30, 2006, income tax expense increased by approximately $156,000, or 27%, to approximately $726,000 from approximately $570,000 in the corresponding period of 2005. Higher pre-tax income levels of $2.3 million for the three months ended June 30, 2005 versus $1.8 million for the same period in 2005 accounted for this increase. These levels represent an effective tax rate on pre-tax earnings of 31% for both of the three-month periods ended June 30, 2006 and 2005, respectively.

For the six month periods ended June 30, 2006, income tax expense increased to $1.4 million from the $1.0 million for the same period in 2005. This represented effective tax rates of 32% and 31% for the same periods, again due to increased pre-tax income levels of $4.4 million and $3.3 million, respectively.

FINANCIAL CONDITION

Overview

During the six months ended June 30, 2006, our total assets increased by approximately $17 million, or 4.1%, to approximately $420 million from approximately $403 million at December 31, 2005. This increase resulted primarily from a $25 million increase in loans, offset by a $7 million decrease in available-for-sale securities. Discussion of these changes follows.

Loans

Total loans increased almost $25 million, or 11.8%, from year-end 2005 to June 30, 2006, and were up 18.9%, or $38 million, from June 30, 2005. This increase in total loans was attributable primarily to an increase in real estate loans that resulted from our increased focus on lending for residential real estate, which increased $31 million, and to continued improvements in general economic conditions. The following table shows loan balances by type of loan at June 30, 2006 and 2005, and December 31, 2005:

LOANS OUTSTANDING

(in thousands)

	June 30, 2006	December 31, 2005	June 30, 2005
Commercial, financial and agricultural	$27,232	$28,196	$29,335
Real estate—commercial, construction and other	14,448	20,904	18,317
Real estate—residential mortgage	173,775	142,507	133,788
Other	21,464	20,382	17,898

Total loans	$236,919	$211,989	$199,338

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. We analyze the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level we believe adequate to absorb probable loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as our loan loss experience, the amount of past due and non performing loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Bank’s Executive Loan Committee on a monthly basis. We also engage outside loan review services for all credits over $500,000.

As we continue to grow the loan portfolio through new loan accounts, these new loans have limited historical loss experience on which to base a specific reserve. As a result, management’s judgments as to amounts that should be added to the general reserve with respect to new loan growth are necessarily estimates that are imprecise. The tables below present a summary of changes in the allowance for loan losses and charges and levels of charge-offs and recoveries to average loans for the past seven quarters.

Activity in the allowance for loan losses is as follows:

	June 30, 2006	December 31, 2005
Balance, beginning of year	$2,404,940	$2,500,923
Loans charged off	(131,235)	(273,116)
Recoveries on loans previously charged off	37,225	63,633
Provision for loan losses	179,761	113,500

Ending Balance	$2,490,691	$2,404,940

Nonperforming loans were as follows:

	June 30, 2006	December 31, 2005
Loans past due 90-days still on accrual	$42,000	$51,057
Non-accrual loans	2,375,000	1,046,449

Total	$2,417,000	$1,097,506

Other than the B&M loan referenced earlier (which is included as non-performing), we are unaware of any other significant problem loans not already included as non-performing.

The following table presents the levels of quarterly charge-offs and recoveries to average loans:

	Year to Date			Quarterly			Year to Date
Year to Date Ended	Charge-offs ($)	Recoveries ($)	Net ($)	Net Charge -offs ($)	Average Loans ($)	% Net Charge - offs to QTD Avg. Loans	Annualized % Net Charge-offs to YTD Avg. Loans
	($ in thousands)
6/30/2006	131	37	94	(7)	230,890	-0.0030%	0.0814%
3/31/2006	110	9	101	101	220,545	0.0458%	0.1832%
12/31/2005	273	63	210	85	205,550	0.0414%	0.1022%
9/30/2005	176	51	125	38	199,081	0.0191%	0.0858%
6/30/2005	123	36	87	68	192,114	0.0354%	0.0907%
3/31/2005	42	23	19	19	191,540	0.0099%	0.0397%
12/31/2004	345	97	248	40	196,218	0.0204%	0.1289%

Our allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama Superintendent of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. For additional information, refer to the disclosures under the heading “Supervision and Regulation” in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on April 17, 2006.

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

Non-Performing Assets

Non-performing assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns about our ability to collect the loan’s outstanding principal and interest, and generally when loans are 90 days or more past due. While non-performing assets represent potential losses to us, we do not expect them to result in any material losses because we believe most of our non-performing loans to be adequately secured. We do not have any commitments to lend additional funds to borrowers under loans on non-accrual status as of June 30, 2006.

Lending officers are responsible for the ongoing review and administration of loans assigned to them. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Bank’s Executive Loan Committee are informed of the status of delinquent, problem and potentially problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Executive Loan Committee as to loan charge-offs on a monthly basis.

Generally, we evaluate loans for impairment when a loan is internally risk rated and included on our internal “watch list.” The watch list includes all non-accrual loans and all loans contractually past due 90 days or more and still accruing interest. The watch list also includes other loans that have documentation deficiencies or where management has learned additional information about the borrower that calls into doubt the borrower’s repayment ability. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on non-accrual status. The aggregate amount of the watch list loans that may be impaired as of June 30, 2006 was approximately $4.5 million. Even though borrowers of watch list loans, other than non-accrual and non-performing loans, are expected to make payments of principal and interest as contractually scheduled, these loans are still evaluated for impairment. Impairment with regard to substantially all of our impaired loans has been measured based on the fair value of the underlying collateral.

The following tables set forth information relating to our non-performing assets and the allowance for loan losses for the periods indicated:

NONPERFORMING ASSETS

($ in thousands)

	June 30, 2006	December 31, 2005
Loans accounted for on a non-accrual basis	$2,375	$1,046
Restructured loans	—	—
Total non-performing loans	2,375	1,046
Foreclosed assets and surplus banking property	1,141	1,231
Total nonperforming assets	$3,516	$2,277

Loans 90 days past due still accruing Ratios:	42	51

Total non-performing assets to total assets	0.84%	0.56%
Allowance for loan losses to non-performing loans	104.88%	230.00%
Loans 90 days past due still accruing to loans	0.02%	0.02%

Investment Securities

The investment securities portfolio balance declined approximately $7.2 million between year-end 2005 and June 30, 2006, primarily due to pay downs on mortgage-backed securities. We continued to carry our entire investment securities portfolio as available-for-sale during the three months ended June 30, 2006. A decline in market valuation of the securities portfolio resulted in an increase in unrealized loss from $1.937 million to $3.049 million during the period. The mortgage-backed pay-downs primarily caused a net decline in portfolio securities available for sale from $128,878,054 at December 31, 2005 to $121,711,155 at June 30, 2006, or 5.6%. We are actively looking to replace the redeemed mortgage-backed securities by obtaining quality, tax-exempt state, county and municipal securities, and to aid in our income tax management efforts.

Since December 31, 2005, we have made $8.05 million in scheduled pay downs on Federal Home Loan Bank (“FHLB”) advances, which resulted in corresponding declines of $343,600 in required holdings of FHLB stock, which stock was sold back to the FHLB at par. We realized no significant changes in our Banker’s Bank or CBAA Services, Inc. common stock investments during the three months ended June 30, 2006.

The following tables present the maturities of our investment securities at June 30, 2006:

	Maturities of Available for Sale Investment Securities Fair Market Value
	Within 1 Year	After one through five years	After five through ten years	After ten Years
	($ in thousands)
Investment securities available for sale:
U.S. Government sponsored entities	$1,980	$17,725	$5,708	$1,865
Mortgage-backed securities	—	4,483	12,603	42,761
Corporate bonds	—	1,121	—	8,492
State and municipal securities	209	3,668	7,689	13,407

Total investment securities available for sale	$2,189	$26,997	$26,000	$66,525

Deposits

Deposits at June 30, 2006 were up $27 million, or 9.9%, from the level at year-end 2005. Total deposits increased by $54 million, or 22%, at June 30, 2006 compared to June 30, 2005. Deposit growth for the three month period ended June 30, 2006 was largely due to new interest-bearing deposits resulting from our certificate of deposit marketing program, involving higher rates to compete primarily in the Cullman market.

The overall mix of deposits showed a higher percentage in interest-bearing deposits, as mentioned above. This shift mirrors market changes as consumers are reacting to increased interest rates by shifting funds to higher yielding certificates of deposit. It also reflects that the Cullman market is extremely competitive for certificates of deposit due to the large number of local, regional and naionwide banks seeking these funds for liquidity purposes. Our increase in certificate of deposit rates was designed both to attract new deposits and protect existing deposits.

The following table presents the composition of deposits at June 30, 2006 and at the end of the previous four quarters:

DEPOSIT COMPOSITION

($ in thousands)

	2006				2005
	June		March		December		September		June
Non-interest-bearing demand deposits	$42,811	14.32%	$44,699	14.94%	$42,424	15.59%	$33,290	12.67%	$31,643	12.94%
Interest-bearing Deposits NOW and Prime Accounts	$42,805	14.32%	$46,478	17.08%	$41,436	15.23%	$31,204	11.87%	$27,269	11.15%
Money Market Deposits	$59,779	20.00%	$60,943	22.40%	$57,729	21.22%	$73,867	28.10%	$78,542	32.12%
Savings deposits	$27,028	9.04%	$27,958	10.28%	$27,426	10.08%	$27,461	10.45%	$27,050	11.06%
Other time deposits	$80,534	26.94%	$77,295	28.41%	$68,094	25.03%	$64,986	24.72%	$54,125	22.13%
Time deposits $100,000 and over	$45,962	15.38%	$41,872	15.39%	$34,966	12.85%	$32,039	12.19%	$25,916	10.60%

Total interest bearing	$256,108	85.68%	$254,546	85.06%	$229,651	84.41%	$229,557	87.33%	$212,902	87.06%

Total	$298,919	100.00%	$299,245	100.00%	$272,075	100.00%	$262,847	100.00%	$244,545	100.00%

Liquidity

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the FHLB and other lenders, as well as the ability to liquidate securities available for sale. As of June 30, 2006, we had access to advances of up to 30% of our assets, with access of up to 50% of assets upon our meeting certain eligibility criteria as specified in the FHLB’s Credit and Collateral Policy. Under the 30% limitation, we had remaining credit availability from the FHLB of approximately $63 million, after existing advances of $61.3 million used in a leveraged transaction to purchase securities for our investment portfolio. Advances from the FHLB are secured by a pledge of holdings of stock in the FHLB and a portion of our first mortgage loans. We have also pledged the leveraged securities purchased with FHLB borrowings being pledged as collateral. In addition, we also have $30 million of unsecured federal funds lines of credit with correspondent banks, of which $28.3 million was available as of June 30, 2006.

FHLB Advances as of June 30, 2006		Leveraged Securities as of June 30, 2006
Average Maturity	3.29 years	Average Maturity	5.41 years
Average Interest Rate Paid	3.70%	Average Interest Rate Earned	4.82%
Net Interest Expense for 2006	$1,183,048	Net Interest Income for 2006	$1,728,864
Advances Outstanding	$70,300,000	Value of Securities	$71,737,089

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and securities available for sale. These average liquid assets totaled approximately $151.4 million and $165.7 million during the three-month periods ended June 30, 2006 and June 30, 2005, respectively, representing 52% and 68% of average deposits for those periods. The substantial decrease in average liquid assets is due to our increase in loans, payment of substantial dividends in the first quarter of 2006, and pay-downs of over $24 million in our FHLB advances.

We actively manage the levels, types and maturities of interest-earnings assets in relation to the sources available to fund current and future needs.

Our capital adequacy is measured by risk-based and leverage capital guidelines. The risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, at least one-half of our required capital must consist of Tier 1 Capital, which would include our tangible common shareholders’ equity and any qualifying perpetual preferred stock and a limited amount of trust preferred securities. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and increase the required ratio by an additional 1.0% to 2.0% if we do not meet these requirements. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions or have asset quality issues will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board continues to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised Altrust, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. The Alabama Superintendent required us to have a Tier 1 Leverage Capital Ratio of at least 7% immediately following the Community Bank branch acquisition as a condition to its approval of our purchase of the Community Bank branches and this requirement is still in effect. As a result of the capital raised in our private placement on April 19, 2002 and our issuance of common stock pursuant to Commission Regulation A on July 31, 2003, we currently satisfy this requirement.

The FDIC Improvements Act of 1991 (“FDICIA”) established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. Altrust and the Bank both exceed the capital requirements established for well capitalized banks and bank holding companies under FDICIA guidelines. See the disclosures under the heading “Supervision and Regulation” in our annual report on Form 10-K, for the year ended December 31, 2005, filed with the SEC on April 17, 2006, for more information.

The regulatory capital ratios for the Bank exceed the minimum required ratios, and we believe the Bank is “well-capitalized”. Under new capital rules recently adopted by the Federal Reserve, we are a “small bank holding company,” but since our common stock is registered with the SEC our capital adequacy remained evaluated for regulatory purposes on the basis of the Company and its subsidiaries on a consolidated basis. Changes in the Bank’s various capital ratios from year-end 2005 presented in the table below resulted primarily from the increased net income, reduction of ESOP debt, and dividend payments as stated above.

	June 30, 2006	December 31, 2005
	($ in thousands)
Tier 1 regulatory capital	$40,941	$42,332
Tier 2 regulatory capital	$2,491	$2,405

Total regulatory capital	$43,432	$44,737

Risk-weighted assets	$286,147	$262,013

Ratios
Leverage (Tier 1 capital to average assets)	10.02%	10.76%
Tier 1 capital to risk-weighted assets	14.31%	17.07%
Total capital to risk-weighted assets	15.18%	16.16%
Shareholders’ equity to total assets	10.50%	11.45%

* Above table is derived from the Bank’s Call Report. All ratios are for the Bank only except for the shareholders’ equity to total assets, which is calculated on a consolidated basis and includes redeemable ESOP shares in the calculation of shareholders’ equity.

Shareholders’ Equity

Shareholders’ equity totaled $31.3 million at June 30, 2006, which was a decrease of approximately $6.6 million from December 31, 2005. This decrease was primarily due to payment of a one-time special dividend of $1 per share, for approximately $5.5 million, and regular quarterly dividends paid totaling $0.14 per share. In addition, over $1.7 million in ESOP debt was paid off in the first quarter of 2006, partially enabled through the $1 dividend on ESOP shares, which increased shareholders’ equity through elimination of this contra-equity account.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We manage our exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee, (“ALCO”). The ALCO meets periodically to monitor interest rate risk exposure and to implement strategies to reduce the effects of interest rate fluctuations on our balance sheet and earnings. A key component of our interest rate risk management policy is the maintenance of an appropriate mix of interest-earning assets, which consists primarily of intermediate and long-term loans and investment securities, and interest-bearing liabilities, which consists primarily of customer deposits. To achieve an appropriate asset/liability mix, the ALCO uses interest rate sensitivity “gap” analysis to match the scheduled re-pricing and maturities of our interest-earning assets and our interest-bearing liabilities within defined time periods. The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within a given period of time. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitivity liabilities exceeds the amount of interest rate sensitive assets. A negative gap typically indicates that rising interest rates will negatively affect net interest income while a positive gap typically indicates that rising interest rates will result in improvements in net interest income. Conversely, falling interest rates typically result in improvements to net interest income when a negative gap exists but have a negative effect on net interest income when a positive gap exists.

At June 30, 2006, our cumulative one-year gap was a negative $76.8 million, or 18.3% of total assets, which would tend to indicate that our interest-earning assets will re-price during 2006 at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to re-pricing during a given period will in fact undergo significant re-pricing even as market interest rates change. For example, we have a base of core deposits consisting of interest-bearing checking and savings accounts whose average balances and interest rates paid generally fluctuate less than the changes in the levels of market rates of interest. Consequently, these interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin. Because the effects of these interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will actually increase in the near term rising interest rate environment, notwithstanding our negative gap, as the rates we are required to pay on these more static interest-bearing deposit accounts fails to keep pace with the increases in interest rates we earn on loans as market rates rise.

The table below summarizes our interest-sensitive assets and liabilities as of June 30, 2006. Variable rate loans are shown in the category of due “One Month to Three Months” because they re-price with changes in the prime-lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. However, payments actually are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, but it has been our experience that these accounts are not as highly rate sensitive as other of our interest-earning assets and interest-bearing liabilities. Accordingly, the following analysis assumes 30% of interest-bearing demand deposit accounts, 50% of money market deposit accounts, and 10% of savings accounts re-price within one year.

	AS OF JUNE 30, 2006
	($ in thousands)
	Immediate Total	1 Month to 3 Months	4 Months to 12 Months	1 Year to 5-Year	More than 5 Years and Non-Rate Sensitive	Total
Assets
Interest-earning assets:
Interest-bearing deposits					$962	$962
Securities	$—	$—	$2,189	$26,997	$97,367	$126,553
Loans	2,271	50,992	39,420	106,109	38,127	236,919
Total interest-earning assets	$2,271	$50,992	$41,609	$133,106	$136,456	$364,434

Liabilities
MMDA and interest-bearing deposits		$41,034		$61,550		$102,584
Savings deposits		2,703		24,325		27,028
Time deposits	107	38,673	63,407	24,309		126,496
Borrowed funds	11,679	5,000	9,093	22,875	26,300	74,947

Total interest-bearing liabilities	$11,786	$87,410	$72,500	$133,059	$26,300	$331,055

Interest sensitivity gap	$(9,515)	$(36,418)	$(30,891)	$47	$110,156	$33,379

Cumulative sensitivity gap	$(9,515)	$(45,933)	$(76,824)	$(76,777)	$33,379

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is difficult in a changing interest rate environment and is a primary objective of our asset/liability management strategy, and no assurances can be made that we will successfully manage this gap. We were in a cumulative liability sensitive position for most time periods in the table above, except for two. A cumulative liability sensitive position tends to indicate that if interest rates increase during these cumulative liability periods, net interest margin will decrease, and that if interest rates decrease, then net interest margin will increase.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this quarterly report were effective.

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

On June 17, 2005, B&M LLC (B&M), a borrower from the bank, filed a petition for protection from creditors under Chapter 11 of the Bankruptcy Code in bankruptcy court. At the time of filing, B&M owed the Bank approximately $1.3 million on a loan secured by a first mortgage on approximately 65 acres of commercial property (the “Property”). In addition to the Bank’s lien on the property, an excavating company (the “Excavator”) that has performed work on the Property has filed a lien on the Property as a result of B&M’s default in paying the Excavator for its alleged work on the Property. The bankruptcy magistrate judge ruled that the Excavator had a superior lien to the Bank’s lien. The bank appealed this decision in the District Court of the Northern District of Alabama. In addition, the bankruptcy magistrate certified the issue to the Alabama Supreme Court to decide on the priority of the respective liens of Excavator and the Bank. The District Court has ruled that the case should be returned to local circuit court in Cullman County, which nullified the issue before the Alabama Supreme Court.

The Bank continues to vigorously defend its rights under the mortgage on the Property. The outcome of the current litigation cannot be predicted at this time, but the Bank continues to believe that the estimated market value of the Property may be sufficient to cover the amounts owed by B&M to both the Bank and the Excavator, although depending upon the outcome of the litigation and the amount that may be realizable from the eventual sale of the Property, the Bank could realize a loss.

We have not incurred any penalties for failing to include, in our tax returns, any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to a reportable transaction under the Code that is required to be reported under Code Section 6707A(e).

Item 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, as well as subsequent filings with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales by Altrust of equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults (by Altrust or the Bank) on payment of principal, interest or other on any senior securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of Altrust Financial Corporation’s shareholders was held on May 25, 2006. The only matter submitted to a vote of shareholders was the election of directors. All of Altrust’s directors stood for re-election at the 2006 Annual Meeting. All nominees for directors were elected.

The voting results for each nominee for director were as follows:

Nominee	For	Withheld/ Against	Abstain	Total
Alan Walker	4,335,484	1,000	1,280	4,337,764
Tim Walker	4,332,704	3,780	1,280	4,337,764
Terry Walker	4,332,704	3,780	1,280	4,337,764
Robin Cummings	4,336,484		1,280	4,337,764
Jasper Estes	4,336,484		1,280	4,337,764
Whit Drake	4,333,564	2,920	1,280	4,337,764
Brian Witcher	4,330,918	5,566	1,280	4,337,764

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

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

ALTRUST FINANCIAL SERVICES, INC.
(Registrant)

	By:	/s/ J.Robin Cummings
August 21, 2006		J. Robin Cummings
Date		President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1	Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s Form 10 (Commission file number 0-51298) and incorporated by reference).

Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Company’s Form 10 (Commission file number 0-51298) and incorporated by reference).

Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.