Form 10-Q
period 2006-09-30
ALTRUST FINANCIAL SERVICES INC
filed 2006-11-14
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number 000-51298

Altrust Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Alabama	63-0923450
(State of incorporation)	(I.R.S. Employer Identification No.)

811 2nd Avenue S.W.

Cullman, Alabama 35055-4222

(Address of principal executive offices)

(256) 737-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Common Stock, $0.01 par value	5,485,625

ALTRUST FINANCIAL SERVICES, INC.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005 ***
	(Unaudited)
ASSETS
Cash and due from banks	$19,023,841	$19,899,481
Federal funds sold	4,916,402	3,372,784

Cash and cash equivalents	23,940,243	23,272,265
Securities available for sale	120,488,210	128,878,054
FHLB, Bankers Bank and other stock	4,459,658	4,835,758
Loans, net of unearned fees	241,387,925	211,989,052
Allowance for loan losses	(2,576,761)	(2,404,940)

Loans, net	238,811,164	209,584,112
Premises and equipment, net	15,600,923	14,981,399
Accrued interest and dividends	2,746,804	2,939,386
Other real estate owned	1,192,402	1,231,093
Goodwill	4,716,947	4,716,947
Core deposit intangibles	764,891	879,153
Cash surrender value of life insurance	9,219,743	9,026,370
Deferred tax asset	2,211,596	1,649,880
Other assets	602,050	1,341,010

TOTAL ASSETS	$424,754,631	$403,335,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$42,603,819	$42,424,752
Interest bearing	266,913,848	229,650,622

Total deposits	309,517,667	272,075,374

Capitalized lease obligations	2,596,317	2,960,445
Company guaranteed debt of ESOP	—	1,726,762
Advances from the Federal Home Loan Bank (FHLB)	62,800,000	78,350,000
Accrued interest	1,212,056	749,000
Other liabilities	1,948,216	1,296,311

TOTAL LIABILITIES	378,074,256	357,157,892

Commitments and contingencies
Redeemable common stock held by ESOP at fair market value	12,836,264	8,232,727
SHAREHOLDERS’ EQUITY
Common stock, par value of $.01 per share, 10,000,000 shares authorized; 5,485,625 and 5,448,025 shares issued, respectively	54,856	54,480
Capital surplus	16,517,439	15,958,292
Retained earnings	19,050,574	25,596,039
Accumulated other comprehensive loss	(1,778,758)	(1,937,241)
Unearned compensation related to ESOP debt	—	(1,726,762)

TOTAL SHAREHOLDERS’ EQUITY	33,844,111	37,944,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$424,754,631	$403,335,427

***	Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
INTEREST INCOME
Interest and fees on loans	$4,616,514	$3,553,595	$13,112,657	$10,233,298
Taxable securities	1,096,482	1,143,459	3,348,340	3,556,057
Tax exempt securities	232,320	189,096	680,066	538,494
Interest on federal funds sold	52,160	59,176	145,526	227,931
Other interest and dividends	65,110	41,001	176,273	150,032

Total interest income	6,062,586	4,986,327	17,462,862	14,705,812

INTEREST EXPENSE
Interest on deposits	1,756,297	955,870	4,631,571	2,520,196
Interest on borrowed funds	706,294	802,730	2,042,101	2,413,769

Total interest expense	2,462,591	1,758,600	6,673,672	4,933,965

Net interest income	3,599,995	3,227,727	10,789,190	9,771,847

Provision for loan losses	99,220	63,500	278,981	113,500

Net interest income after provision for loan losses	3,500,775	3,164,227	10,510,209	9,658,347

NONINTEREST INCOME
Service charges on deposits	2,253,607	1,609,679	6,209,791	4,411,747
Insurance commissions	46,810	49,252	179,525	166,057
Other operating income	220,784	233,144	609,832	732,660

Total noninterest income	2,521,201	1,892,075	6,999,148	5,310,464

NONINTEREST EXPENSE
Salaries and employee benefits	1,881,269	1,498,187	5,008,277	4,380,951
Occupancy and equipment expense	617,991	570,994	1,721,136	1,464,474
Professional services	204,265	318,117	654,876	519,974
(Gain)/loss on disposition of other real estate owned	1,331	(17,826)	(10,635)	86,018
Core deposit intangible amortization	38,086	38,086	114,261	114,258
Other operating expenses	1,075,602	1,223,042	3,425,059	3,725,585

Total noninterest expense	3,818,544	3,630,600	10,912,974	10,291,260

Income before income taxes	2,203,432	1,425,702	6,596,383	4,677,551

Provision for income taxes	721,499	468,492	2,138,161	1,480,684

Net income	$1,481,933	$957,210	$4,458,222	$3,196,867

Other comprehensive income
Unrealized gains/(losses) on securities available for sale, net of tax	1,270,670	(454,785)	132,442	(891,012)
Reclassification adjustment (losses included in net income, net of tax)	—	—	26,041	—

Comprehensive income	$2,752,603	$502,425	$4,616,705	$2,305,855

Earnings per share:
Basic	$0.27	$0.18	$0.81	$0.61
Diluted	$0.27	$0.18	$0.80	$0.61

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$4,458,222	$3,196,867
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	278,981	113,500
Provision for other real estate losses	10,992	—
Depreciation and amortization	1,194,361	1,038,300
Stock based compensation expense	103,392	—
Loss on sale of securities available for sale	43,403	—
Loss on sale of fixed assets	83,389	6,025
(Gain) loss on sales of other real estate and repossessed assets	(10,635)	86,018
Increase in cash surrender value of life insurance	(193,373)	(270,675)
(Increase) decrease in accrued interest and dividends receivable	192,582	(71,324)
Increase in accrued interest payable	463,056	64,589
Net change in other assets, liabilities, and other operating activities	949,478	486,521

Net cash provided by operating activities	7,573,848	4,649,821

Cash flows from investing activities
Purchase of securities available for sale	(3,231,668)	(8,239,179)
Proceeds from sale of securities available for sale	1,456,172	—
Proceeds from maturities/calls of securities available for sale	10,132,941	12,594,169
Net increase in loans	(29,659,366)	(4,946,873)
Purchases of premises and equipment, net	(1,529,878)	(2,512,260)
Proceeds from disposition of other real estate owned	191,667	617,404
Net decrease in FHLB, Bankers Bank and other stock	376,100	538,500

Net cash used in investing activities	(22,264,032)	(1,948,239)

Cash flows from financing activities
Net increase in non-interest bearing deposits	179,067	4,115,532
Net increase in interest bearing deposits	37,263,226	17,088,937
Net decrease in securities sold under agreement to repurchase	—	(263,577)
Net decrease in advances from the Federal Home Loan Bank	(15,550,000)	(17,050,000)
Purchase of treasury stock	—	(10,360)
Dividends paid	(6,400,150)	(924,192)
Proceeds from the sale of stock, net	186,775	59,749
Excess tax benefits from share-based payment arrangements	43,372	—
Net increase (decrease) in capital lease obligation	(364,128)	8,076

Net cash provided by financing activities	15,358,162	3,024,165

Net increase in cash and cash equivalents	667,978	5,725,747

Cash and cash equivalents at beginning of period	23,272,265	25,175,311

Cash and cash equivalents at end of period	$23,940,243	$30,901,058

Supplemental disclosures - cash and noncash
Interest paid	$6,210,616	$4,869,376
Income taxes paid	1,514,612	1,279,300
Loans transferred to foreclosed real estate	153,333	43,675
Tax benefit of dividend paid to ESOP and used to repay debt	225,984	—
Retirement of treasury stock	—	33,355

See accompanying notes to condensed consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 1 – GENERAL

The accompanying unaudited consolidated financial statements of Altrust Financial Services, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included as part of the Company’s filing on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal, recurring nature. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim periods. For purposes of this interim report on Form 10-Q, references to “Altrust,” the “Company,” and the pronouns “we,” “us,” and “our” refer to Altrust Financial Services, Inc. and subsidiaries on a consolidated basis, and references to the “Bank” refer to Peoples Bank of North Alabama, our banking subsidiary.

NOTE 2 – INVESTMENT SECURITIES

Securities available for sale at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$28,489,914	$—	$773,387	$27,716,527
Mortgage-backed securities	59,959,193	—	2,050,624	57,908,569
Corporate bonds	9,674,275	2,500	42,339	9,634,436
State and municipal securities	25,329,425	58,145	158,892	25,228,678

Totals	$123,452,807	$60,645	$3,025,242	$120,488,210

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$29,982,970	$—	$923,195	$29,059,775
Mortgage-backed securities	69,588,779	84	1,960,813	67,628,050
Corporate bonds	8,700,856	—	53,827	8,647,029
State and municipal securities	23,834,183	53,001	343,984	23,543,200

Totals	$132,106,788	$53,085	$3,281,819	$128,878,054

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 2 – INVESTMENT SECURITIES (CONTINUED)

(1) Fair values of investments are derived from quoted market prices.

The Company has not recognized any gain or loss on its securities portfolio because it has the ability and intent to hold the securities in the securities portfolio until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value on these securities is temporary and attributable to changes in market interest rates and not credit quality of the issuers.

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses and certain information about non-accrual loans and loans 90 days past due but still accruing interest for the nine months ended September 30, 2006 and twelve months ended December 31, 2005 follow.

Activity in the allowance for loan losses is as follows:

	September 30, 2006	December 31, 2005
A summary of the activity in the allowance for loan losses is as follows:
Balance, beginning of year	$2,404,940	$2,500,923
Loans charged off	(155,432)	(273,116)
Recoveries on loans previously charged off	48,272	63,633
Provision for loan losses	278,981	113,500

Ending balance	$2,576,761	$2,404,940

Non performing loans were as follows:
	September 30, 2006	December 31, 2005
Loans past due 90-days still on accrual	$60,498	$51,057
N on-accrual loans	2,498,728	1,046,449

Total	$2,559,226	$1,097,506

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share based on certain dilution computations is presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Basic Earnings Per Share:
Net income	$1,481,933	$957,210	$4,458,222	$3,196,867
Weighted average common shares outstanding	5,485,625	5,233,003	5,482,164	5,225,815
Basic earnings per share	$0.27	$0.18	$0.81	$0.61
Diluted Earnings Per Share:
Net income	$1,481,933	$957,210	$4,458,222	$3,196,867
Weighted average common shares outstanding	5,485,625	5,233,003	5,482,164	5,225,815
Add: Dilutive effects of assumed conversions and exercises of stock options based on the treasury method using average market prices for the year	87,738	49,991	84,317	47,074
Weighted average common and dilutive potential common shares outstanding	5,573,363	5,282,994	5,566,481	5,272,889
Diluted earnings per share	$0.27	$0.18	$0.80	$0.61

NOTE 5 – EMPLOYEE STOCK OWNERSHIP PLAN

The entire balance of the employee stock ownership plan’s (the “ESOP”) debt was paid off on January 31, 2006. This payoff was facilitated through application of the Company’s 2005 ESOP compensation contribution, regular 2005 and first quarter 2006 dividends, and a special one-time $1 per share cash dividend declared and paid in January 2006. This resulted in a $4.6 million increase to the balance sheet presentation of the redeemable common stock held by the ESOP at fair market value, relating to the allocation of ESOP participants of the remaining unallocated shares in the ESOP Trust. Additionally, shareholders’ equity was increased by a credit to unearned compensation related to ESOP debt of $1,726,762, previously reflected as contra equity. Because of tax benefits relating to the payment of cash dividends to the ESOP Trust, the net effect of recording compensation expense for the fair value of the ESOP shares released was not material to 2006 operations.

NOTE 6—STOCK COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 6—STOCK COMPENSATION PLANS (CONTINUED)

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

The Company has a qualified stock option plan for key employees (the “employee plan”) and has reserved 250,000 shares of common stock under this plan. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the employee plan expire ten years from the date of grant, and the options outstanding at December 31, 2005 vest over periods ranging from 12 months to 60 months. At September 30, 2006, 193,200 options remained available for grant under the employee plan.

The Company also has non-qualified stock option plans for directors (the “director plans”) and has reserved 750,000 shares of common stock under this plan. Options are granted at fair market value of the Company’s common stock on the date of grant. All options under the director plans expire ten years from the date of grant, and all the options vest over five years. At September 30, 2006, 629,200 options remained available for grant under the director plans.

The Company also had employee and director plans that were implemented in 1995. Under those plans, a total of 520,000 shares were reserved, of which 234,400 were issued and outstanding at September 30, 2006.

The compensation cost that has been charged against income for these plans was $34,711 for the three months ended September 30, 2006 and $103,392 for the nine months ended September 30, 2006. The Company recorded $12,947 of deferred tax benefit for the three months ended September 30, 2006 and $38,565 for the nine months ended September 30, 2006 related to awards under these plans.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 20,000 options during the nine months ended September 30, 2006 with an average fair value of $3.06, and no options were granted during the three months ended September 30, 2006. No options were granted during the three and nine months ended September 30, 2005.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon peer group averages, which management believes approximates the future volatility of the Company’s stock price. The expected term of the option is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the average assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the nine months ended September 30, 2006.

Nine months Ended September 30, 2006
Dividend yield	2.37%
Risk-free interest rate	5.07%
Volatility	22.00%
Expected life	7.00 years

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 6—STOCK COMPENSATION PLANS (CONTINUED)

A summary of option activity under the stock option plans as of September 30, 2006, and changes during the nine month period ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	429,600	$7.96	—	—

Options Exercised	(37,600)	$4.97	—	—
Options Forfeited	—	—	—	—
Options Granted	20,000	$11.80	—	—

Outstanding at September 30, 2006	412,000	$8.48	6.5 Years	$1,367,840

Exercisable at September 30, 2006	121,800	$8.10	3.3 Years	$450,660

During the three months ended September 30, 2006, there were no options exercised. There were 1,600 shares exercised during the three months ended September 30, 2005. The fair value of options vested during these periods was approximately $34,711 and $20,400, respectively.

During the nine months ended September 30, 2006, the intrinsic value of options exercised was approximately $257,000. There were 15,200 shares exercised during the nine months ended September 30, 2005. The fair value of options vested for the nine months ended September 30, 2006 and 2005 was approximately $103,392 and $61,200, respectively.

Cash received from option exercise under all share-based payment arrangements for the nine month period ended September 30, 2006 was $186,775. The actual tax benefit in stockholders’ equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $43,372 during the nine months ended September 30, 2006.

As of September 30, 2006, there was $416,432 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 6—STOCK COMPENSATION PLANS (CONTINUED)

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed under APB No 25. The effect (increase/(decrease)) of the adoption of SFAS No. 123R is as follows:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Net income before income tax expense	$(34,711)	$(103,392)
Net income	$(21,764)	$(64,827)

Cash flow from operating activities	$—	$(43,372)
Cash flow from financing activities	$—	$43,372

Basic earnings per share	$(.01)	$(.01)
Diluted earnings per share	$(.01)	$(.01)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine month periods ended September 30, 2005:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net income, as reported	$957,210	$3,196,867
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	20,400	61,200

Pro forma net income	$936,810	$3,135,667

Consolidated earnings per share:

Basic – as reported	$0.18	$0.61
Basic – pro forma	$0.18	$0.60
Diluted – as reported	$0.18	$0.61
Diluted – pro forma	$0.18	$0.59

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to focus on significant changes in our financial condition from December 31, 2005 to September 30, 2006 and on our results of operations for the three and nine month periods ended September 30, 2006 and 2005. Nearly all of our operations are contained in the Bank. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 17, 2006.

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

Our ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although we believe that the expectations reflected in forward-looking statements are based on reasonable assumptions and the information available to us, our actual results, financial condition and performance could differ materially from those set forth in the forward-looking statement. Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•	Changes in economic and business conditions, including those caused by natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of our customer base.

•	Changes in interest rates that affect the pricing and mix of our assets and liabilities, the demand for our financial services and the valuation of our financial assets and liabilities.

•	Changes in laws and regulations, as well as governmental monetary and fiscal policy, that affect the activities of the banking industry and the industry’s competitive position relative to other financial service providers.

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering bank products and services by mail, telephone, computer and the Internet.

•	Uncertainties regarding our assumptions underlying the establishment of reserves for possible loan losses and potential changes in our markets and operations that could affect these assumptions in the future.

•	Technological changes affecting the nature or delivery, as well as the costs, of financial products or services.

•	Uncertainties regarding our ability to capitalize on growth opportunities and realized cost savings in connection with business acquisitions, including uncertainties as to deposit and customer attrition.

•	Uncertainties regarding our ability to develop and execute plans for us to effectively respond to changes in our business and markets, as well as our competitors.

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

Valuation of Investment Securities

Investment securities can be classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and are reported at amortized cost. As of September 30, 2006, we did not have any securities classified as “held to maturity.” Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. We did not have any securities classified as trading securities as of September 30, 2006. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. All of our investment securities were classified as available-for-sale securities as of September 30, 2006.

Premiums and discounts related to securities are amortized or accreted over the life of the related security as an adjustment to the yield using the effective interest method and considering prepayment assumptions. Dividend and interest income is recognized when earned.

Gains and losses on sales or calls of securities are recognized on the trade date based on the adjusted cost basis of the specific security. Declines in fair value of individual held-to-maturity and available-for- sale securities to below their cost if other than temporary, result in write-downs of the individual securities to their fair value.

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We had no other than temporary impairment of our investment securities during the first nine months of 2006.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

	September 30, 2006	December 31, 2005
	(in 000's)
Commitments to grant loans	$20,237	$15,497
Standby letters-of-credit	2,540	2,598
Home equity lines	6,844	5,658
Credit card lines	2,238	2,173

	$31,859	$25,926

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

Contractual Obligations

Payments due from us under specified long-term and certain other contractual obligations as of December 31, 2005 are set forth in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2006. The maturities of time deposits are scheduled in Note 6 to the consolidated financial statements included in our 2005 Form 10-K. Note 7 to the annual consolidated financial statements included in the Form 10-K provide information on short-term Federal Home Loan Bank (“FHLB”) advances outstanding at year-end 2005. Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.

RESULTS OF OPERATIONS

General

Our principal source of revenue comes from net interest income, which is the difference between:

•	income we receive on our interest-earning assets, such as investment securities and loans; and

•	payments we make on our interest-bearing sources of funds, such as deposits and borrowings.

The level of net interest income is determined primarily by the average balances, or volume, of our interest-earning assets and the various spreads between the rates earned on these interest-earning assets and our costs of funding, including deposits. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage our interest-earning asset portfolio, which includes loans; and

•	cost and availability of particular sources of funds, such as non-interest-bearing deposits, and our ability to “match” the terms and maturities of our interest-earning assets and interest-bearing liabilities.

Our income is affected also by non-interest income, such as service charges and fees on deposit accounts, and fees on loans.

Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

Overview

We had net income of approximately $1.482 million for the three-month period ended September 30, 2006, an increase of approximately $525,000, or 55%, from net income of approximately $957,000 for the same period in 2005. Basic and diluted earnings per share increased 50.0% from $0.18 per share on both a basic and diluted basis in the third quarter of 2005 to $0.27 per share on both a basic and diluted basis in the third quarter of 2006.

For the nine-month period ended September 30, 2006, net income increased approximately $1.261 million, or 40%, to $4.458 million from net income of $3.197 million for the same period of 2005. Basic and diluted earnings per share increased 32.8% from $0.61 in the nine months ended September 30, 2005 to $0.81 basic and $0.80 diluted earnings per share for the nine months ended September 30, 2006.

Net Income

The increase in net income for the three-month period ended September 30, 2006 compared to the same period in 2005 was primarily attributable to increased revenues from increased interest and fee income on loans, and increased service charges on deposits. Interest and fees on loans increased over $1.063 million, or 30%, for the three month period ended September 30, 2006 relative to the same period in 2005, while service charges on deposits income increased by approximately $644,000, or 40%, period-over-period. Increased service charges were a result of the success of our new overdraft privilege program, resulting from an almost 18% increase in total deposits since September 30, 2005. These revenue increases were partially offset by increased interest expense of approximately $704,000, due to rising interest rates, and an increase in interest-bearing core deposits of approximately 16%.

The increase in net income for the nine-month period ended September 30, 2006 was attributable to the same factors that led to improved net income for the three-month period ended September 30, 2006. Interest and fees on loans increased $2.879 million, or 28.1%, for the nine months ended September 30, 2006 over the same period in 2005. Service charges on deposits increased $1.798 million, or 40.8%, period-over-period. Increased interest expense of $1.740 million partially offset these increases.

Additionally, interest income on investments for the nine month period ended September 30, 2006 declined slightly by approximately $148,000, or 26.3%, from the same period in 2005 primarily due to a reduction in average balances for investments due to scheduled pay-downs on mortgage-backed securities.

Net Interest Income

Our net interest income increased approximately $337,000, or 10.7%, for the three-month period ended September 30, 2006 compared to the same period ended 2005. Average earning assets were 5.4% higher at the end of the third quarter of 2006 relative to the third quarter of 2005, and the net interest margin increased to 3.89% on an annualized basis during the third quarter of 2006 from 3.76% in the third quarter of 2005. The net interest margin is net interest income as a percentage of average earning assets. The most significant factor contributing to the increase in interest income between these periods was an increase of approximately $1.063 million in interest and fees on loans, due to higher total average outstanding loan balances, with slightly higher average rates.

Average loans for the nine months ended September 30, 2006 increased $38.9 million, or 20.3%, from September 30, 2005 to September 30, 2006 and comprised 55.55% and 63.35% of average earning assets at each quarter-end, respectively. This increase was due to increased marketing activities focused primarily on real estate lending, evidenced by an almost $39 million increase in residential mortgage loans.

Net interest income increased $1.017 million in the nine month period ended September 30, 2006 over the same period in 2005. Of the $2.88 million increase in interest income on loans, $1.92 million of this increase was due to the average loan volume increase, and approximately $960,000 was due to an average rate increase from 7.04% to 7.60% for the periods ended September 30, 2005 and 2006, respectively. The volume increase was primarily in loans secured by residential real estate, and in commercial loans.

Provision for Loan Losses

We recorded a $99,220 provision for loan losses in the third quarter of 2006, compared to a $63,500 provision in the same period of 2005, an increase of 56%. Net charge-offs totaled approximately $13,000 in the third quarter of 2006 compared to net charge-offs of approximately $38,000 in the same period for 2005. The increase in the provision for loan losses largely reflects the increase in the loan portfolio, as well as continued low loan losses.

Substantial improvements have been realized in the quality of our loan portfolio through our use of progressive reviews of larger loans, requiring that such loans be approved by our Executive Loan Committee and our board of directors. Tighter underwriting standards have also been implemented, resulting in an improvement in the quality of lending and better collateralization.

Our management believes that its current credit-granting and administration processes follow a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant charge-offs and non-performing loans, although all credit-granting and administration processes require subjective judgments and estimates that may not be realized. No assurances can be made that charge-offs will not increase or that loans will not prove riskier than initially considered.

The percentage of non-performing loans to total loans has increased from 0.80% at September 30, 2005, to 1.04% at September 30, 2006. The increase for 2006 was primarily due to the reclassification of a single loan of approximately $1.6 million, where we are currently in litigation.

Non-Interest Income

Non-interest income totaled $2.52 million for the third quarter of 2006, up 33%, or approximately $629,000 from approximately $1.89 million in the same period ended 2005. In the third quarter of 2006, the primary contributor to the increase in non-interest income was an increase of approximately $644,000, or 40%, in services charges and fees on deposits. We continue to see an increase in non-interest income due to the increase in the non-sufficient funds transaction fees from $14 to $16 in the last quarter of 2005. We also continued to increase service charge income through our overdraft privilege program, with an increase in percentage of customers using this program.

Non-interest income totaled $7.00 million for the nine months ended September 30, 2006, up 32% from the $5.3 million for the same period in 2005. Service charges and fees on deposits increased $1.80 million, or 41%, to $6.21 million from the $4.41 million realized over the same period in 2005, for the reasons stated above.

Non-Interest Expense

Total non-interest expense of approximately $3.82 million increased by approximately $188,000 from $3.63 million as compared to the third quarter of 2006 and 2005. Personnel expense increased approximately $383,000, or 25.3%, to $1.88 million during the quarter ended September 30, 2006 from $1.50 million for the year-earlier period, with approximately $84,000 of this increase due to salary costs at our new Cordova, Blountsville and Decatur branches, with the remaining increase mainly due to recognition of additional compensation expense for ESOP dividends on unallocated shares held by the ESOP. Full-time equivalent employees increased from 151 to 168 at September 30, 2005 and 2006, respectively, primarily due to additional staff at our Cordova, Blountsville, and Decatur branches.

The expense for professional services, including legal and other services, decreased approximately $114,000 in the third quarter of 2006 compared to the third quarter of 2005. Expenditures for professional services were higher in the third quarter of 2005 over the third quarter of 2006 due to initial added accounting and legal costs for SEC reporting and compliance requirements.

Net occupancy expense in the third quarter of 2006 was approximately $618,000, an increase of approximately $47,000, or 8%, over the same period in 2005. This resulted from increased occupancy expense for the two branches in Cordova and Blountsville starting in September 2005, including corresponding increased utility and insurance costs, and increased depreciation on added computer equipment for technology upgrades and for “Check 21 Act” system requirements.

Amortization of core deposit intangibles remained steady at approximately $38,000 in both the third quarter of 2006 and 2005. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the value and estimated lives of these intangibles will be periodically evaluated for possible impairment. For more information, see Note 5 to our audited Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on April 17, 2006. Goodwill is not amortized under SFAS No. 142, but is evaluated at least annually for possible impairment and write-down.

Non-interest expense increased to approximately $10.9 million, or 6.04%, from approximately $10.3 million for the nine month period ended September 30, 2006 compared to the same period in 2005. This increase was primarily due to a $627,000 increase in salaries and wages, a $257,000 increase in occupancy expense, and approximately $174,000 increase in professional fees for implementation of our new overdraft privilege program in the second quarter of 2006. We incurred approximately a $336,000 reduction for nine months ended September 30, 2006 versus the same period in 2005 in advertising costs due to discontinuance of our High Performance Checking (“HPC”) marketing program in 2006, with marketing brought back in house. We anticipate returning to this program in the fourth quarter of 2006 due to the prior demonstrated success achieved in the acquisition of new checking customers through the HPC program. We also experienced a reduction in losses on sales of foreclosed real estate of approximately $84,000 nine months year to date versus the same period in 2005.

Income Taxes

For the three months ended September 30, 2006, income tax expense increased by approximately $253,000, or 54%, to approximately $721,000 from approximately $468,000 in the corresponding period of 2005. Higher pre-tax income levels of $2.2 million for the three months ended September 30, 2005 versus $1.4 million for the same period in 2005 accounted for this increase. These levels represent an effective tax rate on pre-tax earnings of 33% for the three-month periods ended September 30, 2006 and 2005, respectively, and was higher than in the nine month period then ended because of tax effects recognized on ESOP dividends paid on unallocated shares in the first quarter of 2006.

For the nine-month period ended September 30, 2006, income tax expense increased to $2.1 million from the $1.5 million for the same period in 2005. This represented an effective tax rate of 32% in both 2005 and 2006 for the same periods. The increase in income tax expense for this period in 2006 was due to increased pre-tax income levels of $6.6 million.

FINANCIAL CONDITION

Overview

During the nine months ended September 30, 2006, our total assets increased by approximately $21 million, or 5.31%, to approximately $425 million from approximately $403 million at December 31, 2005. This increase resulted primarily from a $29 million increase in loans, offset by an $8 million decrease in available-for-sale securities. Discussion of these changes follows.

Loans

Total loans increased approximately $29 million, or 13.87%, from year-end 2005 to September 30, 2006, and were up 20.56%, or approximately $41 million, from September 30, 2005. This increase in total loans was attributable primarily to an increase in real estate loans that resulted from our increased focus on lending for residential real estate, which increased approximately $30 million, from December 31, 2005. The following table shows loan balances by type of loan at September 30, 2006 and 2005, and December 31, 2005:

	LOANS OUTSTANDING (in 000’s)

	September 30, 2006	December 31, 2005	September 30, 2005
Commercial, financial and agricultural	$27,472	$28,196	$19,639
Real estate—commercial, construction and other	19,806	20,904	27,652
Real estate—residential mortgage	172,134	142,507	133,170
Other	21,976	20,382	19,757

Total loans	$241,388	$211,989	$200,218

The increase in residential mortgage loans consisted primarily of fixed rate first lien mortgage loans.

Allowance for Loan Losses

The allowance for loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of our loan portfolio. We analyze the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level we believe adequate to absorb estimated loan losses. In assessing the adequacy of the allowance, we review the size, quality and risk of loans in the portfolio. We also consider such factors as our loan loss experience, the amount of past due and non performing loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by management and presented to the Bank’s Executive Loan Committee on a monthly basis. We also engage outside loan review services for all credits over $500,000.

As we continue to grow our loan portfolio through new loan accounts, these new loans have limited historical loss experience on which to base a specific reserve. As a result, management’s judgments as to amounts that should be added to the general reserve with respect to new loan growth are necessarily estimates that are imprecise and may not be realized. The tables below present a summary of changes in the allowance for loan losses and charges and levels of charge-offs and recoveries to average loans for the past eight quarters.

Activity in the allowance for loan losses is as follows:

	September 30, 2006	December 31, 2005
A summary of the activity in the allowance for loan losses is as follows:
Balance, beginning of year	$2,404,940	$2,500,923
Loans charged off	(155,432)	(273,116)
Recoveries on loans previously charged off	48,272	63,633
Provision for loan losses	278,981	113,500

Ending balance	$2,576,761	$2,404,940

Non performing loans were as follows:
	September 30, 2006	December 31, 2005
Loans past due 90-days still on accrual	$60,498	$51,057
Non-accrual loans	2,498,728	1,046,449

Total	$2,559,226	$1,097,506

The following table presents the levels of quarterly charge-offs and recoveries to average loans:

	(in 000’s)
	Year to Date				Quarter to Date		Year to Date
Year to Date Ended	Charge- offs ($)	Recoveries ($)	Net Charge- offs ($)	YTD Average Loans ($)	Net Charge- offs ($)	% Net Charge- offs to QTD Avg. Loans	Annualized % Net Charge-offs to YTD Avg. Loans
9/30/2006	155	48	107	230,638	13	0.0054%	0.0619%
6/30/2006	131	37	94	225,749	(7)	-0.0030%	0.0833%
3/31/2006	110	9	101	220,549	101	0.0458%	0.1832%
12/31/2005	273	63	210	197,089	85	0.0414%	0.1066%
9/30/2005	176	51	125	194,270	38	0.0191%	0.0858%
6/30/2005	123	36	87	191,823	68	0.0354%	0.0907%
3/31/2005	42	23	19	191,540	19	0.0099%	0.0397%
12/31/2004	345	97	248	196,551	40	0.0204%	0.1262%

Our allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama Superintendent of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, the regulator’s credit evaluations and allowance for loan loss methodology differ materially from those of management. For additional information, refer to the disclosures under the heading “Supervision and Regulation” in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on April 17, 2006.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include uncertainties regarding economic and market conditions, and other matters not within our control, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

We estimate our allowance for loan losses based upon the type of loan and loan commitment, and whether or not the credit has been classified as special mention, substandard, doubtful or loss. An allowance is made equal to 5% of special mention loans, 15% of substandard loans, 50% of doubtful loans and 100% of loss loans.

Non-Performing Assets

Non-performing assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns about our ability to collect the loan’s outstanding principal and interest, and generally when loans are 90 days or more past due. While non-performing assets represent potential losses to us, we do not expect them to result in any material losses because we believe most of our non-performing loans to be adequately secured. We do not have any commitments to lend additional funds to borrowers under loans on non-accrual status as of September 30, 2006.

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

Generally, we evaluate loans for impairment when a loan is internally risk rated and included on our internal “watch list.” The watch list includes all non-accrual loans and all loans contractually past due 90 days or more and still accruing interest. The watch list also includes other loans that have documentation deficiencies or where management has learned additional information about the borrower that calls into doubt the borrower’s repayment ability. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on non-accrual status. The aggregate amount of the watch list loans that may be impaired as of September 30, 2006 was approximately $4.6 million compared to approximately $1.6 million at September 30, 2005. Even though borrowers of watch list loans (other than non-accrual and non-performing loans) are expected to make payments of principal and interest as contractually scheduled, these loans are still evaluated for impairment. Impairment with regard to substantially all of our impaired loans has been measured based on the fair value of the underlying collateral.

The following table sets forth information relating to our non-performing assets and the allowance for loan losses for the periods indicated:

NON-PERFORMING ASSETS

	September 30, 2006	December 31, 2005
	(in 000s)
Loans accounted for on a non-accrual basis	$2,499	$1,046
Restructured loans	—	—

Total non-performing loans	2,499	1,046
Foreclosed assets and surplus banking property	1,192	1,231

Total non-performing assets	$3,691	$2,277

Loans 90 days past due still accruing	$60	$51

Ratios:
Total non-performing assets to total loans	1.53%	0.56%
Allowance for loan losses to non-performing loans	103.12%	230.00%
Loans 90 days past due still accruing to total loans	0.02%	0.02%

Total loans	$241,388	$211,989
% non-performing loans to total loans	1.04%	0.49%

The 139% increase in non-accrual loans between December 31, 2005 and September 30, 2006 is primarily due to one loan for $1.3 million, as discussed in more detail in Part II, Item 1, “Legal Proceedings”, which was classified as non-accrual in the first quarter of 2006.

Investment Securities

Our investment securities portfolio balance declined approximately $8.4 million between December 31, 2005 and September 30, 2006, primarily due to pay-downs on mortgage-backed securities. We continued to carry our entire investment securities portfolio as available-for-sale. An increase in market valuation of the securities portfolio resulted in a decline in unrealized loss from $1.937 million to $1.779 million during the period. The mortgage-backed pay-downs primarily caused a net decline in portfolio securities available for sale from $129 million at December 31, 2005 to $120 million at September 30, 2006, or 6.5%. We are actively looking to replace the redeemed mortgage-backed securities by obtaining quality, tax-exempt state, county and municipal securities, and to aid in our income tax management efforts.

Since December 31, 2005, we have made $15.55 million in scheduled pay downs on FHLB advances, which resulted in corresponding declines of $726,100 in required holdings of FHLB stock, which stock was sold back to the FHLB at par. We realized no significant changes in our Banker’s Bank or CBAA Services, Inc. common stock investments during the three months ended September 30, 2006.

The following tables present the maturities of our investment securities at September 30, 2006:

	Maturities of Available for Sale Investment Securities Fair Market Value (in 000s)
	Within 1 Year	After one through five years	After five through ten years	After ten Years
Investment securities available for sale:
U.S. Government sponsored entities	$1,990	$17,974	$5,838	$1,915
Mortgage-backed securities	—	4,216	12,115	41,578
Corporate bonds	—	1,138	—	8,496
State and municipal securities	209	3,790	8,345	12,884

Total investment securities available for sale	$2,199	$27,118	$26,298	$64,873

Deposits

Deposits at September 30, 2006 were up $37 million or 13.76% from the level at year-end 2005. Total deposits increased by approximately $47 million, or 17.76%, at September 30, 2006 compared to September 30, 2005. Deposit growth for the three month period ended September 30, 2006 was largely due to new interest-bearing deposits resulting from our certificate of deposit marketing program, involving higher rates to compete primarily in the Cullman market.

The overall mix of deposits showed a higher percentage in interest-bearing deposits, as mentioned above. This shift mirrors market changes as consumers are reacting to increased interest rates by shifting funds to higher yielding certificates of deposit. It also reflects that the Cullman market is extremely competitive for certificates of deposit due to the large number of local, regional and nationwide banks seeking these funds. Our increase in certificate of deposit rates was designed both to attract new deposits and protect existing deposits.

The following table presents the composition of deposits at September 30, 2006 and at the end of the previous four quarters:

DEPOSIT COMPOSITION

(in 000s)

	2006						2005
	September 30		June 30		March 31		December 31		September 30
Noninterest-bearing demand deposits	$42,604	13.76%	$42,811	14.32%	$44,699	14.94%	$42,424	15.59%	$33,290	12.67%
Interest-bearing deposits:
NOW and Prime accounts	47,186	15.24%	42,806	14.32%	46,478	15.53%	41,436	15.23%	31,204	11.87%
Money market deposits	51,938	16.78%	59,778	20.00%	60,943	20.37%	57,729	21.22%	73,867	28.10%
Savings deposits	25,696	8.30%	27,028	9.04%	27,958	9.34%	27,426	10.08%	27,461	10.45%
Other time deposits	84,520	27.32%	45,961	15.38%	77,295	25.83%	68,094	25.03%	64,986	24.72%
Time deposits $100,000 and over	57,574	18.60%	80,535	26.94%	41,872	13.99%	34,966	12.85%	32,039	12.19%

Total interest-bearing	266,914	86.24%	256,108	85.68%	254,546	85.06%	229,651	84.41%	229,557	87.33%

Total	$309,518	100.00%	$298,919	100.00%	$299,245	100.00%	$272,075	100.00%	$262,847	100.00%

Liquidity

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the FHLB and other lenders, as well as the ability to liquidate available-for-sale securities. As of September 30, 2006, we had access to FHLB advances of up to 30% of our assets, with access to up to 50% of assets upon our meeting certain eligibility criteria as specified in the FHLB’s Credit and Collateral Policy. Under the 30% limitation, we had remaining credit availability from the FHLB of approximately $64 million, after existing advances of $62.8 million used in a leveraged transaction to purchase securities for our investment portfolio. Advances from the FHLB are secured by a pledge of holdings of stock in the FHLB and a portion of our first mortgage loans. We have also pledged to the FHLB, the leveraged securities purchased with FHLB borrowings. In addition, we also have $30 million of unsecured federal funds lines of credit with correspondent banks, all of which was unused and available as of September 30, 2006.

FHLB Advances as of September 30, 2006		Leveraged Securities as of September 30, 2006
Average Maturity	3.07 years	Average Maturity	4.88 years
Average Interest Rate Paid	3.69%	Average Interest Rate Earned	4.80%
Net Interest Expense for 2006	$1,823,870	Net Interest Income for 2006	$2,485,684
Advances Outstanding	$62,800,000	Value of Securities	$69,046,767

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and securities available for sale. These average liquid assets totaled approximately $149.6 million and $166.6 million during the three-month periods ended September 30, 2006 and September 30, 2005, respectively, representing 51% and 68% of average deposits for those periods. The substantial decrease in average liquid assets is due to our increase in loans, payment of substantial dividends in 2006, and pay-downs of over $15.6 million in our FHLB advances.

We actively manage the levels, types and maturities of interest-earnings assets in relation to the sources available to fund current and future needs.

Our capital adequacy is measured by risk-based and leverage capital guidelines. The risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, at least one-half of our required capital must consist of Tier 1 Capital, which would include our tangible common shareholders’ equity and any qualifying perpetual preferred stock and a limited amount of trust preferred securities and other restricted core capital components. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and increase the required ratio by an additional 1.0% to 2.0% if we do not meet these requirements. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions or have asset quality issues will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board continues to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised the Company, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. The Alabama Superintendent required us to have a Tier 1 Leverage Capital Ratio of at least 7.0% immediately following the Community Bank branch acquisition in 2002 as a condition to its approval of our purchase of the Community Bank branches and this requirement is still in effect. As a result of the capital raised in our private placement on April 19, 2002 and our issuance of common stock pursuant to SEC Regulation A on July 31, 2003, we currently satisfy this requirement.

The FDIC Improvements Act of 1991 (“FDICIA”) established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. The Company and the Bank both exceed the capital requirements established for well capitalized banks and bank holding companies under FDICIA guidelines. See the disclosures under the heading “Supervision and Regulation” in our annual report on Form 10-K for the year ended December 31, 2005, filed with the SEC on April 17, 2006, for more information.

The regulatory capital ratios for the Bank exceed the minimum required ratios, and we believe the Bank is “well-capitalized”. Under new capital rules recently adopted by the Federal Reserve, we are a “small bank holding company”, but since our common stock is registered with the SEC our capital adequacy remained evaluated for regulatory purposes on the basis of the Company and its subsidiaries on a consolidated basis. Changes in the Bank’s various capital ratios from year-end 2005 presented in the table below resulted primarily from the increased net income, reduction of ESOP debt, and dividend payments as stated above.

CAPITAL ADEQUACY RATIOS

	($ in 000’s)
	September 30, 2006	December 31, 2005
Tier 1 regulatory capital	$42,367	$42,332
Tier 2 regulatory capital	$2,577	$2,405

Total regulatory capital	$44,944	$44,737

Risk-weighted assets	$289,932	$262,013

Ratios
Leverage (Tier 1 capital to average assets)	10.20%	10.76%
Tier 1 capital to risk-weighted assets	14.61%	17.07%
Total capital to risk-weighted assets	15.50%	16.16%
Shareholders’ equity to total assets	11.24%	11.45%

*	Above table is derived from the Bank’s Call Report. All ratios are for the Bank only except for the shareholders’ equity to total assets, which is calculated on a consolidated basis and includes redeemable ESOP shares in the calculation of shareholders’ equity.

Shareholders’ Equity

Shareholders’ equity totaled approximately $33.8 million at September 30, 2006, which was a decrease of approximately $4.1 million, or 10.8%, from December 31, 2005. This decrease was primarily due to payment of a one-time special dividend of $1 per share, or an aggregate of approximately $5.5 million, and regular quarterly dividends paid totaling $0.22 per share. In addition, over $1.7 million in ESOP debt was paid off in the first quarter of 2006, partially through the $1 dividend on ESOP shares, which increased shareholders’ equity through elimination of the contra-equity account of $1.7 million.

EFFECT OF NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48, which is effective for years beginning after December 15, 2006, applies to all “tax positions” within the scope of SFAS No. 109, “Accounting for Income Taxes.” This statement requires a “more-likely-than-not” threshold for initial recognition of a tax benefit in the financial statements, and requires measurement of the amount of benefit to be recognized based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of initially applying FIN 48 is recorded in opening retained earnings of the year of adoption. The impact of implementation on the Company’s financial statements is not expected to be material.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment, requiring the use of both the “rollover” and “iron curtain” approaches. SAB 108 is effective for years ending on or after November 15, 2006. Upon initial application, if an issuer decides that there are material errors in prior (or current) financial statements using the new approach, then the issuer may either restate the prior periods or record a cumulative effect adjustment to the beginning of the year in which SAB 108 was adopted. The adoption of this guidance will not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of implementation on the Company’s financial statements is not expected to be material.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. The impact of implementation on the Company’s financial statements is not expected to be material.

In September 2006, the EITF reached a final consensus on Issue 06-5, “Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact of implementation on the Company’s financial statements is not expected to be material.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years beginning after December 15, 2006. The impact of implementation on the Company’s financial statements is not expected to be material.

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

We manage our exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee (“ALCO”). The ALCO meets periodically to monitor interest rate risk exposure and to implement strategies to reduce the effects of interest rate fluctuations on our balance sheet and earnings. A key component of our interest rate risk management policy is the maintenance of an appropriate mix of interest-earning assets, which consists primarily of intermediate and long-term loans and investment securities, and interest-bearing liabilities, which consists primarily of customer deposits. To achieve an appropriate asset/liability mix, the ALCO uses interest rate sensitivity “gap” analysis to match the scheduled re-pricing and maturities of our interest-earning assets and our interest-bearing liabilities within defined time periods. The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within a given period of time. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitivity liabilities exceeds the amount of interest rate sensitive assets. A negative gap typically indicates that rising interest rates will negatively affect net interest income while a positive gap typically indicates that rising interest rates will result in improvements in net interest income. Conversely, falling interest rates typically result in improvements to net interest income when a negative gap exists but have a negative effect on net interest income when a positive gap exists.

At September 30, 2006, our cumulative one-year gap was a negative $89.1 million, or 21.0% of total assets, which would tend to indicate that our interest-earning assets will re-price during 2006 at a slower rate than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to re-pricing during a given period will in fact undergo significant re-pricing even as market interest rates change. For example, we have a base of core deposits consisting of interest-bearing checking and savings accounts whose average balances and interest rates paid generally fluctuate less than the changes in the levels of market rates of interest. Consequently, these interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin.

The table below summarizes our interest-sensitive assets and liabilities as of September 30, 2006. Variable rate loans are shown in the category of due “One Month to Three Months” because they re-price with changes in the prime-lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. However, payments actually are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, but it has been our experience that these accounts are not as highly rate sensitive as other of our interest-earning assets and interest-bearing liabilities. Accordingly, the following analysis assumes 30% of interest-bearing demand deposit accounts, 50% of money market deposit accounts, and 10% of savings accounts re-price within one year.

INTEREST RATE SENSITIVITY GAP ANALYSIS

	AS OF SEPTEMBER 30, 2006
	(000's)
	Immediate Total	1 Month to 3 Months	4 Months to 12 Months	1 Year to 5-Year	More than 5 Years and Non-Rate Sensitive	Total
Assets
Interest-earning assets:
Interest-bearing deposits	$—	$—	$—	$—	$1,503	$1,503
Securities	1,000	—	1,200	27,118	95,630	124,948
Loans	2,395	45,811	46,688	109,781	36,713	241,388

Total interest-earning assets	$3,395	$45,811	$47,888	$136,899	$133,846	$367,839

Liabilities
MMDA and interest-bearing deposits	$—	$39,650	$—	$59,474	$—	$99,124
Savings deposits	—	2,570	—	23,126	—	25,696
Time deposits	—	44,022	80,870	17,202	—	142,094
Borrowed funds	7,500	—	11,596	20,000	26,300	65,396

Total interest-bearing liabilities	$7,500	$86,241	$92,466	$119,803	$26,300	$332,310

Interest sensitivity gap	$(4,105)	$(40,430)	$(44,578)	$17,096	$107,546	$35,529

Cumulative sensitivity gap	$(4,105)	$(44,535)	$(89,113)	$(72,017)	$35,529

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is difficult in a changing interest rate environment and is a primary objective of our asset/liability management strategy, and no assurances can be made that we will successfully manage this gap. We were in a cumulative liability sensitive position for all time periods in the table above, except for the more than five years and non-rate sensitive category. A cumulative liability sensitive position tends to indicate that if interest rates increase during these cumulative liability periods, net interest margin will decrease, and that if interest rates decrease, then net interest margin will increase.

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

The Bank has tentatively agreed to terms through mediation proceedings, and the Bank continues to believe that the estimated market value of the Property should be sufficient to cover the amounts owed by B&M to both the Bank and the Excavator, although depending upon the eventual sale of the Property, the Bank could realize a loss. Under the preliminary terms of the mediation agreement, the Bank is to enter into a 5-year note with the Excavator to cover the settlement of their claim against the property, with payment due on sale of the property if sold before the note matures.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted during the third quarter of 2006.

Item 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 32, are filed (or furnished, as applicable) as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRUST FINANCIAL SERVICES, INC.
(Registrant)

	By:	/s/ J. Robin Cummings
November 14, 2006		J. Robin Cummings
Date		President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1	Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s Form 10 (Commission file number 0-51298) and incorporated by reference).

Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Company’s Form 10 (Commission file number 0-51298) and incorporated by reference).

Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.