Form 10-K
period 2006-12-31
ALTRUST FINANCIAL SERVICES INC
filed 2007-04-03
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to              to

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

The aggregate market value of Altrust Financial Services, Inc.’s Common Stock, par value $.01 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on March 2, 2007, was $37,744,320.

The number of shares outstanding of Altrust Financial Services, Inc.’s Common Stock, par value $.01 per share, as of March 1, 2007 was 5,485,625, of which no shares were held by Altrust Financial Services, Inc. as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Items 10 through 14 of Part III of this Report are incorporated by reference from the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders that will be filed no later than April 30, 2007.

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

All statements other than statements of historical fact are statements that may be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of allowances for loan losses and other estimates;

•

the risks of mergers, acquisitions and divestitures including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that affect general economic, business and market conditions; and

•	other factors and other information contained in this report and in other reports that the Company makes with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I

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

On May 31, 2002, Peoples Bank acquired six branches in Marshall County, Alabama from Community Bank, an Alabama commercial bank. In connection with the acquisition, Peoples Bank acquired approximately $58.8 million in loans and approximately $4.7 million of other assets (including capitalized leases), and assumed approximately $79.6 million of deposits and other liabilities. Peoples Bank paid Community Bank a core deposit premium of approximately $4.9 million, or eight percent of the core deposits acquired in the transaction, of which approximately $4.0 million was allocated to goodwill and approximately $900,000 was allocated to core deposit intangibles. On February 2, 2004, Peoples Bank acquired another small branch in Morris, Alabama from The Bank, an Alabama commercial bank. In connection with the Morris branch acquisition, Peoples Bank acquired approximately $8.2 million in assets and approximately $8.2 million in deposit liabilities. Included in the assets acquired in the Morris branch acquisition were approximately $693,000 of goodwill and approximately $45,000 of core deposit intangibles. In September 2005, Peoples Bank purchased two branch buildings from Regions Bank (“Regions”), one in Cordova, Alabama and one in Blountsville, Alabama. As of December 31, 2006, these branches had deposits of approximately $16.1 million and $11.4 million respectively. In August 2005, Peoples Bank also entered into a lease-purchase agreement with Bow Tie, LLC for a branch building in Decatur, Alabama pursuant to which Peoples Bank will lease the branch for 14 calendar months. The building has now been purchased for $375,000. In connection with the lease purchase agreement, the Bank advanced a $381,000 purchase money loan to Bow Tie, LLC, at a rate of 6.5%, with the loan dated June 23, 2005 paid off in September of 2006. On February 27, 2006, a new full-service branch was opened in Decatur, Morgan County, and had $8 million in total deposits at December 31, 2006. A second smaller branch was opened in Decatur in a strip-mall on September 11, 2006, with $758,000 in total deposits at December 31, 2006.

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

As of December 31, 2006, Altrust had total consolidated assets of approximately $426 million, total consolidated liabilities, including deposits, of approximately $378 million, consolidated shareholders’ equity of approximately $35 million and approximately $13 million in redeemable common stock held by ESOP at fair market value.

Our principal executive offices, including the principal executive offices of Peoples Bank, are located at 811 2nd Avenue S.W., Cullman, Alabama 35055, and our telephone number is (256) 737-7000.

Business Strategy

Altrust seeks to serve the banking and financial needs of the northern Alabama communities where we have offices. As a financial holding company, Altrust is permitted to engage in a variety of activities which are financial in nature but which may not be permissible for our bank and bank holding competitors. Our objective has been to develop a market niche with profitable consumers and small businesses with emphasis on the number of account relationships, along with growth of deposit dollars.

Peoples Bank offers personalized and flexible banking services to the communities in our market area and is able to react quickly to changes in those communities offering products specific to community needs.

Market Area

Peoples Bank operates 29 offices within its primary market area in Blount, Cullman, Marshall, Morgan, and Walker Counties, Alabama, as well as the northern portion of Jefferson County, Alabama. Our market area is largely comprised of rural and residential communities with related agricultural, retail and commercial development.

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

One- to Four-Family Residential Mortgage Loans. Peoples Bank’s residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in Peoples Bank’s primary market area. Peoples Bank originates both adjustable-rate and fixed-rate residential mortgage loans. Peoples Bank may, from time to time, sell residential mortgage loans from our loan portfolio in the secondary market.

Construction Lending. Peoples Bank engages in construction lending originating loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, for commercial properties. Nearly all of Peoples Bank’s construction loan properties are located in Peoples Bank’s primary market area.

Commercial Loans. Peoples Bank’s commercial lending activities are primarily loans secured by commercial properties. These loans consist of permanent loans secured by small office buildings, apartment buildings, churches, shopping centers and convenience stores. Commercial real estate secured loans are generally originated in amounts up to 75% of the appraised value of the property on an annual adjustable-rate basis with terms of up to 20 years.

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

The carrying value of investment securities pledged to secure public funds on deposit, advances from the FHLB, and for other purposes as required by law was $91,043,216 at December 31, 2006.

Other investments include a restricted investment in the FHLB of Atlanta stock to comply with a membership requirement and to secure available lines of credit from the FHLB. Other investments also include an investment in Banker’s Bank stock, Alabama Bankers’ Bank stock, and an investment in CBAA Services, Inc., a group purchasing entity organized by the Community Bankers Association of Alabama.

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

Borrowings. We may obtain advances from the FHLB of Atlanta to supplement Peoples Bank’s supply of lendable funds. Advances from the FHLB of Atlanta may be secured by a pledge of Peoples Bank’s stock in the FHLB of Atlanta, a portion of Peoples Bank’s first mortgage loans, and any securities obtained through leveraged transactions. The FHLB of Atlanta has agreed to make advances to us up to a total amount equal to 30 percent of our total assets. To maintain our eligibility to borrow up to 30 percent of our assets, we must (i) maintain a CAMELS rating of 1 or 2, including an asset quality rating of 1 or 2, (ii) have a satisfactory collateral audit performed by the FHLB of Atlanta, and (iii) maintain an advances-to-assets ratio of greater than 20 percent. At December 31, 2006, Peoples Bank had outstanding FHLB advances of $62.8 million which we had utilized to purchase certain securities which are now classified as “available-for-sale” in our investment portfolio.

Peoples Bank also has unsecured lines of credit with correspondent banks. First Tennessee Bank has extended to Peoples Bank a federal funds line of credit. This accommodation is subject to Peoples Bank maintaining a demand deposit account with First Tennessee Bank. As of December 31, 2006, Peoples Bank had no amounts outstanding under this accommodation.

The Bankers Bank has also extended Peoples Bank a federal funds line of credit. Peoples Bank must maintain a demand deposit account with The Bankers Bank and may not have an advance balance outstanding for more than 14 days. Upon a default in payment by Peoples Bank, The Bankers Bank has the right to offset the amount of that default against any other obligations it may owe Peoples Bank. As of December 31, 2006, Peoples Bank had $2.45 million outstanding under The Bankers Bank federal funds line of credit.

First American Bank has also extended a federal funds line to Peoples Bank. No amounts were outstanding to First American at December 31, 2006 under this line of credit.

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

Seasonality, Cycles

We do not consider our banking operations to be seasonal in nature. Most cities and counties in which Peoples Bank has branch locations have diversified industries with a mix of farming and industry. Other than the poultry industry in Cullman County, which is one of the largest poultry producing counties in the country, there is no other single industry that we believe has a material economic, seasonal or cyclical effect on Peoples Bank. Peoples Bank has been making loans in Cullman County for nearly 25 years allowing Peoples Bank to study the poultry industry’s demand cycles and price fluctuations over the years. Management believes it has the knowledge and experience necessary to deal with the poultry industry’s cycles and risks.

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

Employees

On December 31, 2006, we had approximately 165 full-time equivalent (FTE) employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

The Company is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. In particular, we are required to include management and independent auditor reports on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act beginning for our fiscal years ended December 31, 2007 and 2008. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of financial reporting controls as of December 31, 2006 are included elsewhere in this report with no material weaknesses reported.

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

The BHC Act permits acquisitions of banks by bank holding companies, such that the Company and any other bank holding company, whether located in Alabama or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Alabama permits interstate branching. Under the Alabama Banking Code, with the prior approval of the Alabama Superintendent, an Alabama bank may establish, maintain and operate one or more branches in a state other than the State of Alabama pursuant to a merger transaction in which the Alabama bank is the resulting bank. In addition, one or more Alabama banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Alabama bank that participated in such merger.

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

As to the payment of dividends, Peoples Bank is subject to the laws and regulations of the state of Alabama. During 2006 and 2005, Peoples Bank paid cash dividends to Altrust of $6,381,603 and $1,437,045 respectively. During 2004, Peoples Bank paid $1,043,819 in cash dividends to Altrust.

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

In addition to Federal regulatory capital requirements, the Bank is required by the Alabama State Banking Department to maintain a Tier 1 Leverage Capital ratio of at least 7% and remain well capitalized as a result of the acquisition of the six Community branches in 2002. If at any time the Bank’s Tier 1 Leverage Capital ratio falls below 7%, the Bank is to submit a capital plan to the State Banking Department Superintendent for approval.

The following table sets forth Altrust’s and Peoples Bank’s capital information as of December 31, 2006:

CAPITAL ADEQUACY RATIOS

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital to risk-weighted assets:
Peoples Bank	$45,814	15.82%	$23,166	8.00%	$28,958	10.00%
Consolidated	46,351	17.15%	23,166	8.00%	28,958	10.00%

Tier 1 capital to risk-weighted assets:
Peoples Bank	43,184	14.91%	11,583	4.00%	17,375	6.00%
Consolidated	43,721	16.23%	11,583	4.00%	17,375	6.00%

Tier 1 capital to average assets (leverage ratio):
Peoples Bank	43,184	10.33%	16,714	4.00%	20,893	5.00%
Consolidated	43,721	10.83%	16,714	4.00%	20,893	5.00%

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

As a result of the GLB Act, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator and no new activities authorized under the GLB Act may be commenced by a bank holding company or by a financial subsidiary if any of its subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require that evidence of discriminatory, illegal or abusive lending practice be considered in the CRA evaluation.

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

The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and will continue to do so in the future. The conditions in the national and international economies and money markets, as well as the actions and changes in policy by monetary and fiscal authorities, and their effect on us cannot be predicted. In 2006, the Federal Reserve raised the targeted federal funds rate from 4.25% to 5.25%, but has held this rate steady since June 30, 2006.

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

Federal Deposit Insurance Reform Act

Peoples Bank is subject to FDIC deposit insurance assessments. Peoples Bank’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”). Peoples Bank is subject to FDIC assessments for such deposit insurance, as well as assessments by the FDIC to pay interest on the Financing Corporation (“FICO”) bonds. During 2004 through 2006, the FDIC’s risk-based deposit insurance assessment schedule ranged from zero to 27 basis points per annum. Peoples Bank paid $29,940 FDIC deposit insurance premiums, and FICO assessments of approximately $34,708, $32,814 and $29,940 in 2006, 2005 and 2004, respectively.

Congress passed the Federal Deposit Insurance Reform Act in February 2006. Deposits remain insured up to a maximum of $100,000, but the amount of deposits that are FDIC insured will be adjusted every five years based on inflation. Retirement accounts will be insured up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated.

The FDIC has adopted new risk-based deposit premium rules following the Reform Act, to achieve the new targeted designated reserve ratio specified in the Reform Act. The new rules set forth the following risk categories and initial deposit insurance assessment rates:

Risk Category	Assessment Rate
I	5 to 7 basis points
II	10 basis points
III	28 basis points
IV	43 basis points

Peoples Bank expects that it will pay FDIC deposit insurance assessments in 2007 based upon the lowest rate of Category I. Peoples Bank is also entitled to a one-time credit provided by the Reform Act and FDIC rules for deposit insurance premiums previously paid. This credit is estimated at approximately $131,366. Peoples Bank’s estimated FDIC insurance assessments for 2007 are $153,500 before the credit, and this assessment will change with the levels of our deposits, and as a result of quarterly changes by the FDIC in its assessment rates or changes in Peoples Bank’s risk category. Any credits unused in 2007 may be applied to reduce up to 90% of deposit insurance assessments in future years.

FICO assessments are set by the FDIC quarterly and ranged from 1.54 basis points of FDIC assessable deposits in the first quarter of 2004 to 1.46 basis points in the last quarter of 2004, 1.44 basis points in the first quarter of 2005 to 1.34 basis points in the last quarter of 2005, and 1.32 basis points in the first quarter of 2006 to 1.24 basis points in the last quarter of 2006. The FICO assessment rate for the first quarter of 2007 is 1.22 basis points.

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

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded from the Guidance.

The Guidance is triggered where either:

•	Total reported loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or
•	Total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the bank’s total capital.

The requirements of the Guidance may also be triggered where the bank has had a sharp increase in CRE lending or has significant concentrations of CRE secured by a particular property type. Banks that are subject to the Guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies , including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

Altrust believes that the Guidance is not currently applicable as it is below the thresholds as of December 31, 2006. But they will monitor on a quarterly basis whether they are approaching the limits that would trigger the Guidance in order to implement greater internal controls and monitoring.

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

During the last five years, we have experienced significant growth. A key aspect of our business strategy is our continued growth and expansion. Our ability to continue to grow depends, in part, upon our ability to:

•	open new branch offices or acquire existing branches or other financial institutions;

•	attract deposits to those locations;

•	identify attractive loan and investment opportunities; and

•	attract and retain skilled leaders for such new branches or financial institutions.

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

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations. We depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our President and Chief Executive Officer, J. Robin Cummings, and our other executive and senior lending officers. We have not entered into employment agreements with any of our management team or key personnel. We have no other assurances that we will be able to continue to retain the services of other management. The unexpected loss of Mr. Cummings or other key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. We maintain key man life insurance policies solely for our CEO, Robin Cummings. We maintain bank-owned life insurance on Mr. Cummings and various other senior officers.

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on loans and investments and interest rates paid on deposits and other interest-bearing liabilities. We may pay above-the-market rates to attract depositors as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of mortgage loan originations and the value we can recognize on the sale of mortgage and home equity loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Based on our asset/liability position at December 31, 2006, we anticipate that an increase in interest rates would benefit our net interest income in the short term. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

Our leveraged investment strategy has risks of loss.

We entered into a leveraged investment strategy of using borrowings under available FHLB of Atlanta lines of credit to purchase investment securities to improve our net interest income during a period when a slow economy and increased competition in our market areas made additional loan growth difficult. Consequently, we increased our borrowings under available lines of credit and used the proceeds from these borrowings to purchase interest-earning securities having expected yields in excess of the cost to us of the borrowings used to fund those securities purchases. Through this leveraged strategy, we were able to increase our net interest income from investments by approximately $1.0 million in 2004. In 2005, we earned approximately $3.6 million on these leveraged investments, and earned approximately $3.1 million in 2006.

Changes in the level of interest rates may negatively affect the value of our assets. Approximately $108 million or 88% of our total securities portfolio are fixed-rate securities. Fixed rate securities are generally affected more negatively by increases in our interest rates. GAAP requires us to reduce our shareholders’ equity, or book value, by the amount of any decrease, net of tax, in the market value of our securities available-for-sale. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan credit agreements. As a result, we could be required to sell some of our investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Changes in interest rates also may affect our net interest income, which is the difference between the interest income that we earn on our interest-earning investments and the interest expense that we incur in financing our investments. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates and times than the interest that we earn on our assets. If the net differential between our interest income on our assets and our interest expense to carry such securities was reduced, our net income would be reduced. Interest rate fluctuations resulting in our interest expense exceeding our interest income could result in operating losses for us and may limit or eliminate our ability to pay dividends to our shareholders. The return on our investments, the cash available for paying dividends to our shareholders and the amount of capital to support our capital adequacy may be reduced to the extent that changes in market conditions cause the costs of our financings to increase relative to the income that can be derived from the assets we hold in our portfolio. Further, the leverage we have incurred through our FHLB advances may exacerbate any losses we incur.

We may be adversely affected by economic conditions in our market area, particularly in Cullman County.

We are headquartered in northern Alabama, and our market includes Blount, Cullman, Marshall and Morgan Counties, Alabama, as well as the northern portion of Jefferson County, Alabama. Because our lending is concentrated in this area, we will be affected by the general economic conditions in north central Alabama. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing and the performance of our bank and insurance subsidiaries. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the demand for banking products and services generally and our financial condition and performance.

The factors are particularly applicable in Cullman County, which is a large poultry-producing area. Though we do not have significant credit exposure to the poultry business, because this area is heavily dependent on a single industry, the downturn in the poultry industry could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability.

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

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed our current estimates. Growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult for us, and may be more susceptible to changes and to losses exceeding estimates, than more seasoned portfolios. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material adverse effect on our financial performance. Because of our growth strategy, we expect that our earnings will be negatively affected by loan growth, which generally requires us to make additions to our allowance for loan losses. Consistent with our loan loss reserve methodology, there may be possible additions to our loan loss reserve levels as a result of our growth strategy, which may affect our short-term earnings.

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

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at existing and new branch locations as well as investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition, including our degree of leverage, and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

We are subject to regulatory risks associated with commercial real estate lending growth and concentrations

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset, especially since the Company has 11.01% of its portfolio in CRE loans as of December 31, 2006. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. See “Supervision and Regulation — Commercial Real Estate Lending and Concentrations.”

A downturn in the real estate market could hurt our business.

A downturn in the real estate market could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2006, approximately 80.48% of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real property collateral is located in northern Alabama. If there is a significant decline in real estate values, especially in north central Alabama, the collateral for our loans will provide less security. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our executive officers, directors and other five percent or greater shareholders and entities affiliated with them own a large percentage of our company, and could influence matters requiring approval by our shareholders.

As of December 31, 2006, our executive officers, directors, and other five percent or greater shareholders and entities affiliated with them, beneficially owned approximately 25.83% of our outstanding common stock (excluding Employee Stock Ownership Plan shares). These shareholders, acting together, are capable of influencing matters requiring approval by our shareholders, including the election of directors. Thus, actions might be taken even if other shareholders oppose their efforts. This concentration of ownership might also have the effect of delaying or preventing a change of control even if such a transaction is favored by other shareholders.

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

Altrust’s only source of funds for the payment of principal of, and interest on, its indebtedness, as well as for the payment of dividends on its common stock, is from dividends paid to Altrust by Peoples Bank. As a result, Altrust’s success and ability to pay dividends on its common stock depends upon the earnings and capital position of Peoples Bank. Peoples Bank’s ability to pay dividends to Altrust is limited by its obligation to maintain sufficient capital and by other general restrictions on its dividends that are applicable to Alabama banks and banks that are regulated by the FDIC. No assurances can be made as to whether or how much Altrust will declare dividends on its common stock.

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

We will be subject to internal control reporting requirements that increase compliance costs and failure to comply timely could adversely affect our reputation and the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Overnight Board. In particular, beginning for the year ending December 31, 2007 we will be required to include management and independent auditor reports on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

We primarily conduct our business through our main office located at 811 2nd Avenue S.W., Cullman, Alabama and our 29 branch offices owned or leased in the ordinary course of our business located throughout Alabama. In 2005 we relocated Peoples Bank’s operations center from Arab, Alabama to a leased building in Cullman, Alabama. The remaining Arab branch offices continue to offer full-service banking to our customers in this area.

In March 2005, Peoples Bank opened a full-service branch at an 840 square foot leased facility in Scant City, Marshall County, Alabama.

During the first quarter of 2005, we entered into an agreement with Regions Bank to acquire two existing branch office properties, a 3,276 square foot facility in Cordova, Alabama and a 3,085 square foot facility in

Blountsville, Alabama. We acquired these properties late in the third quarter of 2005, with the approval of branch applications by the Alabama Superintendent of Banks and the FDIC. These branches were converted to Peoples Bank branches immediately following their acquisition.

In 2006 we continued to open new branch locations, opening our second and third branches in Decatur, Alabama (Morgan County) at 1737 6th Ave SE and 303 Beltline Road SW. We feel Decatur has potential to be a high growth market, relative to our other locations, and we expect good short-term growth potential with these branches.

Additionally, in October 2006 we opened a small branch in Crane Hill, at 9462 County Road 946 in a rural area in Cullman County.

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

We are involved in a lawsuit with a construction loan customer with a loan balance of approximately $1.6 million secured by commercial real estate valued substantially higher. This suit has subsequently been appealed by SAIA Construction, the excavating company employed by the customer, which is the adverse party, to the Alabama Supreme Court, but no material loss is expected due to the adequacy of the real estate collateral.

We have not incurred any penalties for failing to include, in our tax returns, any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to a reportable transaction under the Code that is required to be reported under Code Section 6707A(e).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. Our stock is not traded on any exchange but is listed currently on the OTC Bulletin Board under the ticker symbol “ATFS”. Morgan Keegan currently makes a market in our stock, but trading is minimal at this time.

The following table sets forth the estimated price range for fair-market sales of our common stock for each quarter for the last two fiscal years. The data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock. As previously indicated, trading is minimal.

	Estimated Price Range Per Share
	High	Low
2006:
First Quarter	$11.80	$11.00
Second Quarter	$11.80	$11.00
Third Quarter	$11.00	$11.00
Fourth Quarter	$11.00	$11.00

2005:
First Quarter	$10.00	$8.55
Second Quarter	$11.00	$9.00
Third Quarter	$11.00	$9.40
Fourth Quarter	$11.00	$10.00

Limited actual sales transactions occurred during 2006, with prices normally at $11.00 per share, based on amounts orally reported to us by sellers at the point of transfer of shares on our stockholder ledger. We do not expect that an active trading market aside from the current listing on the OTC Bulletin Board will develop in the near future.

As of December 31, 2006, there were approximately 622 holders of our common stock.

Dividends

The following table sets forth the dividends paid per share of Altrust common stock in 2006 and 2005.

Dividends Declared

Per Share of

Altrust Common

Stock

2006
First Quarter	$1.02
Second Quarter	0.07
Third Quarter	0.08
Fourth Quarter	0.16

2005
First Quarter	$0.05
Second Quarter	0.06
Third Quarter	0.06
Fourth Quarter	0.07

We paid cash dividends totaling $1,305,443 and $6,839,000 for 2005 and 2006, respectively. A “special” one-time $1 per share dividend was paid in the first quarter of 2006, which allowed us to pay off the remaining $1.7 million debt incurred by our ESOP, with dividends paid on ESOP shares. No stock dividends were declared or paid during the reported periods.

Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon our earnings, our financial condition, the capital adequacy of Altrust and Peoples Bank, our need for funds, and other relevant factors, including applicable restrictions and governmental policies and regulations.

Unless we diversify our business or acquire other financial institutions, we expect to continue to rely upon dividends that we receive from Peoples Bank as our primary source of funds to pay dividends to our shareholders. Additional information regarding restrictions on the ability of Altrust or Peoples Bank to pay dividends is contained in this report under the section entitled “Business—Supervision and Regulation.”

Securities Authorized for Issuance Under Equity Compensation Plans

Altrust has no common equity subject to outstanding options or warrants to purchase, or securities convertible into, common equity.

The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c)
Equity compensation plans approved by security holders	412,000	$8.48	822,400
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	412,000	$8.48	822,400

OTHER EQUITY COMPENSATION PLAN INFORMATION

Recent Sales of Unregistered Securities

Altrust did not sell any unregistered securities in 2006.

Repurchases of Equity Securities by Altrust and its Affiliates

Altrust did not repurchase equity securities in 2006.

ITEM 6.	SELECTED FINANCIAL DATA.

	At and for the year ended December 31, 2006 (in thousands except for per share data and ratios)
	2006	2005	2004	2003	2002
Total interest income	$23,708	$19,959	17,084	15,558	15,622
Total interest expense	9,295	6,819	4,668	3,871	4,781

Net interest income	14,413	13,140	12,416	11,687	10,841
Provision for loan losses	(369)	(114)	(427)	(837)	(1,153)

Net interest income after provision for loan losses	14,044	13,026	11,989	10,850	9,688
Noninterest income:
Service charges on deposits	8,275	6,241	5,083	3,864	3,279
Other income	1,111	1,210	1,105	1,062	610
Noninterest expense	14,523	13,904	13,263	11,633	9,215

Income before income taxes	8,908	6,573	4,914	4,143	4,362
Income tax expense	(2,857)	(1,676)	(1,550)	(1,387)	(1,295)

Net income	$6,051	$4,897	3,364	2,756	3,067

Per Share Data:
Net income, basic	$1.10	$0.94	$0.64	$0.56	$0.72
Net income, assuming dilution	1.09	0.93	0.64	0.56	0.72
Dividends declared	1.33	0.24	0.15	—	—
Book value	8.73	8.48	7.98	7.26	6.80

Financial Condition Data:
Assets	$426,043	$403,335	$393,690	$279,450	$276,996
Loans, net	244,180	209,584	192,939	182,677	185,263
Cash and cash equivalents	18,269	23,272	25,175	5,985	46,153
Investments	126,919	133,714	142,357	60,695	24,016
Deposits	306,636	272,075	241,642	216,244	230,941
Borrowed funds—FHLB	62,800	78,350	96,400	—	451
Federal funds purchased	2,448	—	—	10,573	—
Company guaranteed debt of ESOP	—	1,727	2,546	3,096	3,596
Repurchase agreements	—	—	4,714	4,997	4,514
Shareholders’ equity and redeemable common stock held by ESOP	47,892	46,178	43,366	40,269	33,257

Selected Average Balances:
Total assets	$414,689	$393,617	$345,655	$282,828	$249,431
Loans, net	231,146	197,084	192,504	186,088	170,920
Deposits	297,815	248,951	236,283	231,028	210,833
Shareholders equity	47,013	44,655	41,804	36,337	28,865

Selected Ratios:
Return on average assets	1.46	1.24	0.97	0.97	1.23
Average loans to average deposits	77.61	79.17	81.47	80.55	81.07
Return on average equity	12.87	10.97	8.05	7.58	10.63
Average equity to average assets	10.70	11.34	12.09	12.85	11.57
Dividend Payout Ratio	120.91	25.53	23.44	—	—
Ratio of nonperforming assets to total assets	0.85	0.58	0.87	1.85	1.75
Ratio of allowance for loan losses to total loans, net of unearned income	1.07	1.13	1.28	1.26	1.17

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and financial information is presented to aid in understanding our financial position and results of operations and should be read in conjunction with our consolidated financial statements included under Item 8 of this report. The emphasis of this discussion will be on the years 2004, 2005 and 2006; in addition, financial information for prior years will also be presented when appropriate. Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

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

On May 31, 2002, Peoples Bank acquired six branches in Marshall County, Alabama from Community Bank, an Alabama commercial bank. In connection with the acquisition, Peoples Bank acquired approximately $58.8 million in loans and approximately $4.7 million of other assets (including capitalized leases), and assumed approximately $79.6 million of deposits and other liabilities. Peoples Bank paid Community Bank a core deposit premium of approximately $4.9 million, or eight percent of the core deposits acquired in the transaction, of which approximately $4.0 million was allocated to goodwill and approximately $900,000 was allocated to core deposit intangibles. On February 2, 2004, Peoples Bank acquired another small branch in Morris, Alabama from The Bank, an Alabama commercial bank. In connection with the Morris branch acquisition, Peoples Bank acquired approximately $8.2 million in assets and approximately $8.2 million in deposit liabilities. Included in the assets acquired in the Morris branch acquisition were approximately $693,000 of goodwill and approximately $45,000 of core deposit intangibles. In September 2005, People’s Bank purchased two branch buildings from Regions Bank (“Regions”), one in Cordova, Alabama and one in Blountsville, Alabama. As of December 31, 2006, these branches had deposits of approximately $16.1 million and $11.4 million respectively. In August 2005, we also entered into a lease-purchase agreement with Bow Tie, LLC for a branch building in Decatur, Alabama pursuant to which we were to lease the branch for 14 calendar months. This branch opened in February of 2006. After the term of the lease, the building was purchased for $375,000. In connection with the lease purchase agreement, the Bank advanced a $385,000 purchase money loan to Bow Tie, LLC, at a rate of 6.5%, with the loan paid off in October of 2006. In September of 2006, we opened a third branch in Decatur, which had $1.5 million in loans and $0.8 million in deposits at December 31, 2006. In October of 2006, we opened a small branch in Crane Hill, Cullman County, which had $0.4 million in deposits at December 31, 2006.

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

As of December 31, 2006, Altrust had total consolidated assets of approximately $426 million, total consolidated liabilities, including deposits, of approximately $378 million, consolidated shareholders’ equity of approximately $35 million and approximately $13 million in redeemable common stock held by ESOP at fair market value.

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

Valuation of Investment Securities

Investment securities can be classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and are reported at amortized cost. As of December 31, 2006, we did not have any securities classified as “held-to-maturity.” Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. We did not have any securities classified as trading securities as of December 31, 2006. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. We had $122.5 million in securities classified as available-for-sale as of December 31, 2006.

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

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We recorded no impairment of our investment securities during 2006.

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

The level of net interest income is determined primarily by the average balances, or volume, of our interest-earning assets and the various rate spreads between these interest-earning assets and our funding sources. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage our interest-earning asset portfolio, which includes loans; and

•	availability and costs of particular sources of funds, such as non-interest-bearing deposits, and our ability to “match” our interest-earning assets and interest-bearing liabilities.

Comparison of Years Ended December 31, 2006, December 31, 2005 and December 31, 2004

Overview

The purpose of this discussion is to assist in the understanding of the significant changes in the financial condition and results of operations of the Company and its subsidiaries during each of 2004, 2005, and 2006. This discussion and analysis is intended to supplement and highlight information contained in, and should be read in conjunction with, the Company’s consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Items of note for 2006 include:

•	Opening of our second Decatur, Morgan County, branch in February 2006 (purchased in August 2005). This previously leased building was purchased for $375,000.

•	A third branch in Decatur, Morgan County was opened in September in leased space in a high-traffic strip mall.

•	A small rural branch was opened in Crane Hill, Cullman County, in October 2006, in what we consider to be an underserved area.

A summary of several key 2005 developments include:

•

The establishment of two new branches in Cordova and Blountsville. Branch buildings were purchased from Regions, and a successful campaign to attract previous Regions customers resulted in year end deposits of $15.4 million and $10.7 million, respectively.

•

The entering into a lease-purchase agreement in August 2005 for a branch building in Decatur, Alabama. We believe this will enable us to expand our presence in the Decatur market, which we feel has outstanding growth potential.

•	Implementation of a new overdraft privilege program in the latter part of 2005. We believe this will be an added benefit to our customers and will enhance our non-interest income levels.

•	Solid 8% growth in our loan portfolio, which grew to $212 million at December 31, 2005, up from $195 million at December 31, 2004. This growth was funded by the deposit growth mentioned above.

Net Income

Our net income for the 12 month period ended December 31, 2006 was approximately $6.1 million representing a 24% increase over net income for the 12 month period ended December 31, 2005. Net income for the 12 months ended December 31, 2005 was approximately $4.9 million, an increase of $1.5 million, or 46%, over net income of approximately $3.4 million for 2004. Diluted earnings per common share increased to $1.09 for the year ended December 31, 2006 compared to $0.93 for the fiscal year ended December 31, 2005, and as compared to $0.64 for the fiscal year ended December 31, 2004, based upon the weighted average of common shares and common share equivalents outstanding of 5,577,642, 5,287,285 and 5,277,933, for 2006, 2005 and 2004 respectively.

The increase of $1.2 million in net income for the year ended December 31, 2006 is due primarily to a $1.9 million increase in non-interest income, primarily due to increased net overdraft fees resulting from increased fees generated as a result of our new overdraft protection program. This interest income was offset by increased interest expense attributable to increased rates we paid on customer interest-bearing deposits and to interest paid on our FHLB borrowings used in connection with our leveraged securities investment transaction. Investment income declined approximately $160,000 for the year ended December 31, 2006 relative to the same period in 2005. This was due to normal pay-downs on our mortgage-backed government agency securities of approximately $12.2 million, resulting in a decline of interest earned. Interest and fees on loans increased approximately $3.9 million, due to a 16% increase in loans. These increases were offset by increases in interest expense of $2.5 million, with a $3.0 million increase in deposit interest expense, with $648,000 due to an 18% volume increase of yearly average interest-bearing deposits from $218 million to $257 million, and $2.3 million due to a 54% average rate increase from 1.67% to 2.57%, mainly due to a rising rate environment, particularly due to competition in the local Cullman market. Reduction of approximately $490,000 was realized on other borrowed funds primarily due to pay-down of FHLB advances from $78.35 million to $62.8 million at December 31, 2005 and 2006 respectively.

We continued to see an increase in net non-sufficient funds (“NSF”) fees in 2006, due to a 32% increase in average demand deposits. NSF fees increased from $5.14 million in 2005 to $8.02 million in 2006. NSF fees were approximately $4.2 million in 2004. The increased deposits were partially a result of our High Performance Checking Acquisition Marketing Program, evidenced, for example, by a 46% increase in demand deposits at our Cullman Main branch from a 2005 average of $10.3 million to a 2006 average of $15 million. Average demand deposits were $40.8 million, $30.8 million and $25.4 million for 2006, 2005 and 2004, respectively. Increased NSF fee income was also a result of implementing our new John M. Floyd and Associates overdraft protection program.

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars In Thousands)

	2006	Change from Prior Year		2005	Change from Prior Year		2004	Change from Prior Year
		Amount	%		Amount	%		Amount	%
Interest income	$23,708	$3,749	18.78%	$19,959	$2,875	16.83%	$17,084	$1,526	9.81%
Interest expense	9,295	2,476	36.31%	6,819	2,151	46.08%	4,668	797	20.59%

Net interest income	14,413	1,273	9.69%	13,140	724	5.83%	12,416	729	6.24%
Provision for loan losses	369	255	223.68%	114	(312)	73.24%	426	(411)	49.10%

Net interest income after
Provision for loan losses	14,044	1,018	7.82%	13,026	1,036	8.64%	11,990	1,140	10.51%
Non-interest income	9,386	1,935	25.97%	7,451	1,263	20.41%	6,188	1,262	25.62%
Non-interest expense	14,523	619	4.45%	13,904	641	4.83%	13,263	1,630	14.01%

Income before income taxes	8,907	2,334	35.51%	6,573	1,658	33.73%	4,915	772	18.63%
Income tax provision	2,857	1,181	70.47%	1,676	125	8.06%	1,551	164	11.82%

Net income	$6,050	$1,153	23.55%	$4,897	$1,533	45.57%	$3,364	$608	22.06%

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for the periods indicated.

	2006 Versus 2005 Increase (decrease) Due to Change in: (the thousands)				2005 Versus 2004 Increase (decrease) Due to Change in: (the thousands)
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income on:
Loans	$2,594	$1,108	$205	$3,907	$495	$247	$9	$751
AFS securities
Taxable	(593)	462	(60)	(191)	974	276	82	1,332
Non-taxable	156	7	2	165	408	22	31	461
Other earnings assets	(245)	195	(82)	(132)	39	253	39	331

Total interest income	1,912	1,772	65	3,749	1,916	798	161	2,875
Interest expense on:
Interest bearing demand deposits	151	125	88	364	3	(29)	—	(26)
Savings deposits (includes MMDAs)	(122)	62	(11)	(71)	79	244	64	387
Time deposits < $100	702	576	208	1,486	(9)	373	(2)	362
Time deposits > $100	517	407	263	1,187	(4)	192	(1)	187
Federal Funds Purchased	39	2	7	49	(19)	31	(24)	(12)
Repurchase Agreements	(64)	(64)	64	(64)	(16)	(2)	—	(18)
Other borrowings	(752)	366	(89)	(475)	1,058	135	78	1,271

Total interest expense	471	1,474	531	2,476	1,092	944	115	2,151

Net interest income	$1,441	$298	($466)	$1,273	$824	($146)	$46	$724

Rates reflected in the table above were not calculated on a tax equivalent basis.

We have experienced increases in net interest income during the last two years relating to the rate component because of its net asset sensitivity position. As interest rates have risen, net interest income has been positively affected. Competitive pressures relating to deposit rates may weaken the net interest margin in future periods. For additional information relating to our interest rate sensitivity, refer to the discussions under “Quantitative and Qualitative Disclosures about Market Risk.”

Our net interest income increased approximately 9.7% to $14.4 million, in the year ended December 31, 2006 compared to $13.1 million in the year ended December 31, 2005. Net interest income increased 5.8% to $13.1 million for the year ended December 31, 2005 compared to net interest income of $12.4 million for the year ended December 31, 2004. The most important factor contributing to the increase in net interest income between 2005 and 2004 was an increase of approximately $1.8 million in interest income from investment securities, resulting from our leveraged investment strategy initiated in 2004. While this leveraged investment strategy increased net interest income, it also decreased our overall net interest margin as the net interest spread between the interest we pay on the FHLB borrowings used to fund the purchase of investment securities in our leveraged strategy and the interest we earn on the securities purchased with those borrowings is lower than our historical net interest spread. The increase in net interest income was due to the substantial leveraged portfolio investments we made in 2004, financed through FHLB borrowings. As in 2005, although the leverage strategy increased net interest income in 2004, it also decreased our net interest margin because the interest rate spread on the leveraged investments was substantially lower than our historical net interest margin.

Average earning assets increased to $366 million in 2006, an increase of $20 million or 5.8% over the average $346 million for 2005. Loans increased $37 million, or 18.8%, offset by a $10.1 million decline in available-for-sale securities, primarily due to $12.2 million in normal pay-downs on mortgage-backed securities, with $8.2 million re-invested in various securities. Average earning assets were $346 million for 2005, which was 15% higher than average earning assets in 2004. Average earning assets of approximately $302 million in 2004 were 27% higher than the approximately $237 million of average earning assets in 2003. Competitive pressures, Federal Reserve Bank monetary policies, and the composition of interest-earning assets and interest-bearing liabilities affect our net interest margin. For the year ended 2005, our net interest margin decreased 23 basis points to 3.89% from 4.12% for the year ended 2004. Net interest margin for 2004 decreased from the net interest margin of 4.93% for 2003.

The following table details average balances (using daily averages) of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid thereon, and the yield or rate for the years ended December 31, 2006, 2005 and 2004.

	Average Consolidated Balance Sheets and Net Interest Analysis (Dollars In Thousands)
	December 31, 2006			December 31, 2005			December 31, 2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
ASSETS
Earning Assets
Loans, net of unearned income	$233,621	$17,903	7.66%	$197,084	$13,996	7.10%	$192,504	$13,246	6.88%
Available for sale securities
Taxable	98,763	4,443	4.50%	112,947	4950	4.10%	87,214	3,327	3.81%
Non—taxable	24,773	912	3.68%	20,727	747	3.60%	8,549	286	3.35%
Other earning assets	8,890	450	5.92%	15,364	581	3.78%	13,260	225	1.69%

Total earning assets	366,047	23,708	6.48%	346,122	20,274	5.86%	301,527	17,084	5.67%
Allowance for loan losses	(2,475)			(2,481)			(2,502)
Intangible assets	5,521			5,667			5,948
Cash and due from banks	16,505			15,947			14,642
Premises and equipment	15,416			13,529			12,688
Other assets	15,710			14,833			13,344

Total assets	$416,724			$393,617			$345,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities
Interest-bearing demand deposits	43,080	578	1.34%	25,261	214	0.85%	24,993	241	0.96%
Savings deposits (includes MMDAs)	86,685	614	0.71%	105,504	685	0.65%	83,458	298	0.36%
Time deposits < $100	79,707	3,429	4.30%	58,547	1,942	3.32%	58,883	1,612	2.74%
Time deposits > $100	47,539	1,988	4.18%	28,885	801	2.77%	29,079	580	1.99%
Federal funds purchased	1,246	61	4.87%	294	12	4.08%	1,328	24	1.80%
Repurchase Agreements	—	—	—	4,568	64	1.40%	5,647	82	1.45%
Other borrowings	70,227	2,625	3.74%	92,730	3100	3.34%	58,708	1,831	3.12%

Total interest-bearing liabilities	328,484	9,295	2.79%	315,789	6,818	2.16%	262,096	4,668	1.78%
Noninterest bearing demand deposits	40,805			30,754			39,869
Accrued expenses and other liabilities	2,833			2,419			1,884
Shareholders’ equity and redeemable common stock held by ESOP	46,712			45,662			42,270
Unrealized gain/loss on investment securities	(2,110)			(1,007)			(472)

Total liabilities and shareholders’ equity	$416,724			$393,617			$345,647

Net Interest income					$13,454			$12,416

Net interest spread			3.58%			3.70%			3.88%
Net interest margin			3.87%			3.89%			4.12%

For the purposes of the Average Consolidated Balance Sheets above, non-accruing loans are included, but no revenue is recognized on such loans once so classified. Loan fees of approximately $937,000, $776, 000 and $701,000 are included for 2006, 2005 and 2004, respectively. Tax exempt security income is not calculated on a tax equivalent basis.

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

The allowance for loan losses was $2.6 million, $2.4 million and $2.5 million as of December 31, 2006, 2005 and 2004, respectively. This stable level in our allowance for loan losses is the result of improvements in the quality of our loan portfolio through our use of progressive reviews of larger loans, requiring that such loans go through internal loan committee, Executive Loan Committee, and board approvals. Tighter underwriting standards have also been implemented, resulting in more conservative lending and better collateralization. Net charge-offs for the year ended December 31, 2006 totaled approximately $144,000, compared to approximately $210,000 for the same period ended December 31, 2005 and approximately $248,000 for the same period ended December 31, 2004.

Our management believes that its current credit-granting and administration processes follow a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs and non-performing loans, however, all credit-granting processes require subjective judgments and estimates.

Non-Interest Income

Our primary source of non-interest income is non-sufficient funds fees, service charges and other fees we earn on our deposit accounts. Total non-interest income totaled approximately $9.39 million for the year ended December 31, 2006, up approximately 26% from the approximately $7.45 million realized in the same period ended December 31, 2005 and $6.19 million for the 12 month period ended December 31, 2004. The increase from 2005 to 2006 was predominantly due to an increase of approximately $3.1 million in service charges and fees on deposits, due to an increase in the number of checking accounts resulting from our High Performance Checking Acquisition Marketing Program and the implementation of a new overdraft privilege program in the fourth quarter of 2005. The increase in deposits attributable to our High Performance Checking Acquisition Marketing Program resulted in an increase in the total non-sufficient funds charges and other service charges we earned in 2006 accounting for most of our non-interest income improvement in 2006.

Non-Interest Expense

Non-interest expense increased to approximately $14.5 million from approximately $13.9 million for the year ended December 31, 2006 compared to the same period ended December 31, 2005. This 4.3% increase was primarily a result of an approximate $679,000 increase in salaries and benefits, due to a full year of wage costs at Cordova and Blountsville for 2006 versus only one quarter in 2005, with approximately $200,000 of increase shown on these two branches alone. The remaining increase was due to health insurance cost increases of approximately 13%, and the remainder yearly salary increases. Higher legal and professional fees were incurred, with professional service expenses increasing from $692,000 in 2005 to $833,000 in 2006. Expenditures for legal and professional services were higher due to continued SEC regulatory filing and compliance assistance costs, and consulting fees paid for our overdraft protection program, with $181,000 paid in 2006, versus only $23,000 in 2005 during the new program’s implementation stage.

Total non-interest expense for the year ended December 31, 2005 was $13.9 million, compared to $13.3 million for the year ended December 31, 2004. Total salaries and benefits expense for 2005 was $5.9 million, a decrease of approximately $229,000, or 3.7%, from $6.2 million for 2004, a result of cost containment efforts utilizing more part-time employees, resulting in a slight reduction of number of full-time equivalent employees. Professional fees increased from approximately $313,000 in 2004 to approximately $692,000 in 2005. This increase was again due to increased legal and accounting fees associated with the new SEC regulatory environment.

Amortization of core deposit intangibles decreased approximately $362,000 in the year ended 2005 compared to the year ended 2004 with the carrying value of core deposit intangibles declining to approximately $879,000 at December 31, 2005, from approximately $1,031,000 at December 31, 2004 due to reclassification of some intangibles into goodwill through use of an outside appraiser. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, the value and estimated lives of these intangibles will be periodically evaluated for possible impairment. For more information, see the notes to our Financial Statements. Amortization of core deposit intangibles increased $45,000 in 2004 due to amortization of our Morris branch deposit premium and the methodology of accelerated amortization in earlier years. Total amortization of core deposit intangibles was $153,757, $152,343, and $513,901 for the years ended December 31, 2006, 2005, and 2004 respectively.

Net occupancy expense increased from $1.9 million in 2005 to $2.3 million in 2006, an approximate $400,000 or 21% increase. Full-year occupation expenses at Cordova and Blountsville accounted for $63,000 of this increase, and new branches, one at Crane Hill and two at Decatur, accounted for $93,000 of this increase. Ad valorem taxes increased by $93,000, a result of the State of Alabama’s yearly reappraisal program, and additional taxes on the new branches. Net occupancy expense in 2005 was approximately $1.9 million, a slight increase of approximately $100,000 over 2004, a result of increased lease expense for our Locust Fork branch which opened in September 2004, our Scant City branch which opened in March 2005, and our operating center in Cullman which opened in January 2005. We also leased additional space at our Baileyton branch during the third quarter of 2005, further increasing our lease expense. We did not renew our leases for our Arab downtown branch due to relocating our operations center to Cullman, resulting in a reduction of our lease expense by $2,800 per month starting in April 2004.

Our non-interest expenses include operating expenses attributable to Southern Insurance and Southern Appraisal which accounted for less than 3% of consolidated non-interest expenses each of 2006, 2005 and 2004.

Income Taxes

Income tax expense increased to approximately $2.9 million for the year ended December 31, 2006 from approximately $1.7 million for the year ended December 31, 2005. These levels represent an effective tax rate on pre-tax earnings of 32% and 25% for the year ended December 31, 2006 and 2005, respectively. The actual dollar increase was due to increased net income levels over the prior year. The increase in the effective rate was due to tax deductibility in 2005 of dividends paid on our ESOP shares, which were used for payoff in 2006 on the principal on the then outstanding ESOP debt. Income tax expense for 2004 was an effective tax rate of 32%, with an expense of $1.6 million on earnings of $4.9 million.

FINANCIAL CONDITION

Overview

During the year ended December 31, 2006, our total assets increased by approximately $23 million, or 5.7% to approximately $426 million from approximately $403 million at December 31, 2005. This increase resulted primarily from an approximate $35 million increase in loans partially offset by an approximately $7 million decrease in securities available-for-sale due to scheduled pay-downs and maturities, and a reduction in cash and due from banks of approximately $5 million. At December 31, 2005 total assets increased 2.45% to approximately $403.33 million from approximately $393.69 million at December 31, 2004. This small increase resulted primarily from an approximate $16.5 million increase in loans partially offset by an $8.1 million decrease in securities available-for-sale due to scheduled pay-downs and maturities.

Loans

Total loans increased approximately $35 million, or 16.5%, from December 31, 2005 to year end 2006, and were up 7.7%, or approximately $15 million, from December 31, 2004 to year end 2005. This increase in total loans was attributable primarily to an increase in residential mortgage loans that resulted from modest improvements in general economic conditions and our increased focus on real estate lending. Residential mortgage levels increased during the year ended December 31, 2006 were partially offset by a $1 million, or 3.6% decrease in commercial loans, which was attributable to the payoff of several larger commercial loans which have not been replaced in our portfolio at this time. We experienced an increase of approximately $20 million or 16% in our residential mortgage loan category at December 31, 2005 compared to December 31, 2004.

Average loans increased 18.5% between the years ended December 31, 2005 and 2006 and comprised 63.8% of average earning assets for the year ended December 31, 2006, compared to 56.9% for the year ended December 31, 2005.

The following table presents a summary of the loan portfolio by category for the past five years:

	Loans Outstanding As of December 31,
	(in thousands)
	2006	2005	2004	2003	2002
Commercial	$27,176	$28,196	$26,776	$22,563	$30,887
Real estate – construction	21,888	20,904	26,649	25,320	3,927
Real estate – mortgage	176,743	142,507	122,556	113,253	126,664
Installment loans to individuals	21,003	20,382	19,458	23,865	25,983

Total loans	$246,810	$211,989	$195,439	$185,001	$187,461

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2006. Our loan policy does not permit renewal of loans that are past due, loans where the interest due is not collected or to prevent delinquency.

SELECTED LOAN MATURITY AND INTEREST RATE ANALYSIS

(000’S)

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate	Total
Commercial, financial, and agricultural (1)	$12,666	$14,247	$263	$27,176	$10,768	$3,742	$14,510
Real estate—construction	20,302	1,381	205	$21,888	446	1,140	1,586

Total	$32,968	$15,628	$468	$49,064	$11,214	$4,882	$16,096

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

Analysis of Changes in Allowance for Loan Losses

Year Ended December 31,

(in 000’s)

	2006	2005	2004	2003	2002
Allowance for loan losses:
Beginning of period	$2,405	$2,501	$2,323	$2,198	$1,739
Provision for loan losses	369	114	426	837	1,152

Total	2,774	2,615	2,749	3,035	2,891

Amounts charged off:
Commercial	28	99	160	215	56
Real estate—construction	88	19	26	0	100
Real estate—residential mortgage	14	51	47	243	232
Consumer	79	104	112	380	406

Total loans charged off	209	273	345	838	794

Recoveries of charged-off loans
Commercial	19	3	19	36	19
Real estate—construction	—	—	3	—	—
Real estate—residential mortgage	4	3	25	22	35
Consumer	42	57	50	68	47

Total recoveries	65	63	97	126	101

Net charge-offs	144	210	248	712	693

Allowance for loan losses—end of period	$2,630	$2,405	$2,501	$2,323	$2,198

Total loans—end of period	$246,810	$211,989	$195,439	$185,000	$187,461
Average loans	$233,621	$197,084	$192,504	$186,088	$170,920

	Year Ended December 31,
	2006	2005	2004	2003	2002
As a percentage of average loans:
Net charge offs	0.06%	0.11%	0.13%	0.38%	0.41%
Provision for loan losses	0.16%	0.06%	0.22%	0.45%	0.67%
Allowance as a percentage of year-end loans	1.07%	1.13%	1.28%	1.26%	1.17%
Allowance as a percentage of non-performing loans	105.45%	219.23%	153.06%	66.18%	65.00%

Our allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the FDIC and the Alabama Superintendent of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. For additional information, refer to the disclosures under the heading “Business—Supervision and Regulation.”

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

The following table sets forth the allocation of our allowance for loan losses by loan category:

	Allocation of the Allowance for Loan Losses
	As of December 31, 2006		As of December 31, 2005		As of December 31, 2004		As of December 31, 2003		As of December 31, 2002
	Amount	% Loans In Each Category to Total Loans	Amount	% Loans In Each Category to Total Loans	Amount	% Loans In Each Category to Total Loans	Amount	% Loans In Each Category to Total Loans	Amount	% Loans In Each Category to Total Loans
Commercial and agricultural	$119	4.52%	$138	9.86%	$385	13.70%	$299	12.20%	$240	16.48%
Real estate-construction	541	20.57%	777	13.30%	423	13.64%	337	13.69%	337	2.09%
Real estate-mortgage	1,354	51.49%	1,371	67.23%	1,030	62.71%	1,016	61.22%	1,005	67.57%
Consumer	612	23.27%	117	9.61%	460	9.96%	434	12.90%	378	13.86%
Unallocated portion of reserve	4	0.15%	2	0.00%	203	0.00%	237	0.00%	238	0.00%

Balance end of period	$2,630	100.00%	$2,405	100.00%	$2,501	100.00%	$2,323	100.00%	$2,198	100.00%

We believe that our allowance for loan losses at December 31, 2006 is sufficient to absorb probable losses inherent in our loan portfolio based on our assessment of the information available. Our assessment is based on management’s judgment and involves some uncertainty. As a result of such uncertainty, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. We may also be required to increase the provision for loan losses in future periods based on periodic examination by bank regulatory authorities.

Interest on loans is normally accrued from the date an advance is made. The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a non-accrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a non-accrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Thereafter, any interest income on a non-accrual loan is recognized only on a cash basis.

Nonperforming Assets

Nonperforming assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns about our ability to collect the loan’s outstanding principal and interest, and generally when loans are 90 days or more past due. While nonperforming assets represent potential losses to us, we do not expect them to result in any material losses because we believe most of our non-performing loans to be adequately secured. We do not have any commitments to lend additional funds to borrowers under loans on non-accrual status as of December 31, 2006.

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

Generally, we evaluate loans for impairment when a loan is internally risk rated and included on our internal “watch list.” The watch list includes all non-accrual loans and all loans contractually past due 90 days or more and still accruing interest. The watch list also includes other loans that have documentation deficiencies or where management has learned additional information about the borrower that calls into doubt the borrower’s repayment ability. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on non-accrual status. The aggregate amount of the watch list loans that may be partially impaired as of December 31, 2006, was approximately $7.6 million, compared to $5.1 million at December 31, 2005 and $13.2 million at December 31, 2004. This increase was primarily due to one larger loan, which is now in litigation. Even though borrowers of watch list loans, other than non-accrual and non-performing loans, are expected to make payments of principal and interest as contractually scheduled, these loans are still evaluated for impairment. Impairment with regard to substantially all of our impaired loans has been measured based on the fair value of the underlying collateral.

The table below summarizes our non-performing assets for the past five years.

Non-performing Assets

	As of December 31, (In 000’s)
	2006	2005	2004	2003	2002
Non-accrual loans	$2,494	$1,046	$1,634	$3,479	$3,078
Loans past due 90 days and still accruing	—	51	—	31	304

Total non-performing loans	2,494	1,097	1,634	3,510	3,382
Other real estate owned	1,111	1,231	1,808	1,648	1,476

Total non-performing assets	$3,605	$2,328	$3,442	$5,158	$4,858

Non-performing loans as a percentage of total loans	1.02%	0.52%	0.84%	1.90%	1.81%
Non-performing assets as a percentage of total assets	0.85%	0.58%	0.87%	1.85%	1.75%

The following table sets forth our non-accrual and past-due loans and the amount of interest foregone in 2006 on our non-performing assets.

Year ended December 31, 2006:	Non-accrual	Restructured	Total
Interest at contracted rates (1)	$176,073	—	$176,073
Interest recorded as income	—	—	—
Foregone interest income in 2006	$176,073	—	$176,073

(1)	Interest income that would have been recorded, if the loans had been current and in accordance with original terms.

We had $166,000 of restructured loans that were in compliance with modified terms at December 31, 2006. We have no other interest-bearing assets that would be required to be disclosed as non-performing assets if they were loans.

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

We use three categories to classify our securities: “held-to-maturity” “trading securities” and “available-for-sale.” As of December 31, 2006, all of our investment securities were classified as available-for-sale. Our securities portfolio at December 31, 2006 consisted primarily of United States agency bonds and mortgage-backed securities. While we have no plans to liquidate a significant amount of any of our securities, these securities may be used for liquidity purposes should management deem it to be in our best interest. At December 31, 2006 we also held stock of the FHLB of Atlanta with a book value of approximately $3.6 million. There is no market value for stock of the FHLB of Atlanta as the securities are not traded. We also held approximately $458,000 of the common stock of The Bankers Bank, Atlanta, Georgia, $350,000 in Alabama Banker’s Bank common stock, and $20,000 of CBAA Services, Inc. common stock as of December 31, 2006.

Our investment securities portfolio balance was relatively unchanged between year-end 2005 and year end 2006. We continued to carry our entire investment securities portfolio as available-for-sale during the 12-months ended December 31, 2006. Normal pay-downs on mortgage-backed securities investments was offset by an increase in market valuation of the securities portfolio which resulted in a decreased unrealized loss component in shareholders’ equity from a loss of $1,937,241 at December 31, 2005 to a loss of $1,316,104 at December 31, 2006, causing a net decline in portfolio securities available-for-sale from $128,878,054 at December 31, 2005 to $122,459,777 at December 31, 2006.

Since December 31, 2005, there were $7.5 million in scheduled pay-downs and maturities of our advances from the FHLB and no significant changes in our Banker’s Bank or CBAA Services, Inc. stock investments.

The following table indicates the carrying value of our portfolio of investment securities available-for-sale at the end of each of the last three years:

	Fair Market Value (Dollars in Thousands)
	2006	2005	2004
Investment securities available for sale:
U.S. government sponsored entities	$31,871	$29,060	$26,476
Mortgage-backed securities	55,701	67,628	86,343
State and political subdivisions	25,244	23,543	18,160
Corporate bonds	9,644	8,647	6,004

Total investment securities available for sale	$122,460	$128,878	$136,983

Our securities available-for-sale portfolio included gross unrealized gains of $69,116 and gross unrealized losses of $2,262,624 at December 31, 2006. The fair market value of our investment securities portfolio varies significantly as interest rates change. The following tables present the maturities and weighted average yields of our investment securities at December 31, 2006:

	Maturities of Available for Sale Investment Securities Fair Market Value December 31, 2006 (000’s)
	Within 1 Year	After one through five years	After five through ten years	After ten Years
Investment securities available for sale:
U.S. Government-sponsored entities	$993	$23,949	$5,000	$1,929
Mortgage-backed securities	—	4,044	11,502	40,156
Corporate bonds	—	1,141	—	8,503
State and municipal securities	383	4,276	8,885	11,699

Total investment securities available for sale	$1,376	$33,410	$25,387	$62,287

	Weighted Average Yields of Available for Sale Investment Securities
	Immediate	Over One Year to Five Years	Over Five Years to Ten Years	Over Ten Years
U.S. government sponsored entities	4.00%	4.02%	6.00%	4.62%
Mortgage-backed securities	—	3.47%	4.04%	4.68%
Asset-backed	—	—	—	5.78%
State and political subdivisions	3.93%	4.95%	5.52%	5.87%
Corporate bonds	—	5.27%	—	6.76%

The above tables of maturities and weighted average yields do not include equity securities held by us, which consist of investments in the stock of the FHLB of Atlanta, common stock of The Bankers Bank, Atlanta, Georgia, and common stock of CBAA Services, Inc., in the aggregate amount of $4.46 million, as such investments lack a contractual maturity. Yields on tax exempt obligations have been calculated on a tax equivalent basis.

Deposits

Our total deposits were approximately $307 million and $272 million at December 31, 2006 and 2005, respectively, representing an increase of approximately $35 million or 13% from the level at 2005 year-end. This increase was largely due to higher time deposit rates due to market pressure. Four branches, Cullman Main, Gardendale, Warrior, and Locust Fork, accounted for 63% of this total deposits increase. Our new Decatur Beltline branch accounted for an additional 19% of this deposit growth. Total deposits were $242 million at December 31, 2004, as mentioned above.

Interest-bearing deposits represented 86% of total deposits at December 31, 2006 compared to 84% at December 31, 2005, and 88% at December 31, 2004. The overall mix of deposits remained relatively stable from December 31, 2004 to December 31, 2006, with an increase in percentage of time deposits to total deposits from 36.2% to 46.4% from 2005 to 2006 due to our time deposit rate increases to meet market demand.

The composition of our average deposits, including the increase in the proportion of interest-bearing deposits relative to total deposits, is indicative of the interest rate conscious market in which we operate. We cannot provide any assurance that we can maintain or increase our market share of deposits in our highly competitive market area in the future.

The average daily balance of deposits and rates paid on those deposits are summarized for the three years ended December 31, 2006 in the following table.

	Years Ended December 31, (Dollars In Thousands)
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits:
Non-interest-bearing	$40,804		$30,754		$39,870
Interest-bearing	43,080	1.34%	25,261	0.88%	29,994	1.11%
Savings deposits (includes MMDAs)	86,685	0.71%	105,504	0.65%	83,458	0.36%
Time deposits < $100	79,707	4.30%	58,547	3.32%	58,882	2.68%
Time deposits >$100	47,539	4.18%	28,885	2.77%	29,079	1.99%

Totals	$297,815		$248,951		$236,283

Maturities of time certificates of deposit outstanding at December 31, 2006 are summarized as follows:

	Maturity of Time Deposits December 31, 2006		Total
	Time Deposits $100,000 or more	Time Deposits under $100,000
	(Dollars in Thousands)
Months to Maturity:
3 months or less	$23,197	$22,459	$45,656
Over 3 through 12 months	31,973	51,850	83,823
Over 1 through 3 years	1,684	5,441	7,125
Over three years	2,446	3,319	5,765

Total	$59,300	$83,069	$142,369

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

As of December 31, 2006, we had access to advances of up to 30% of our assets from the FHLB, with the potential to increase the line of credit to up to 40% of assets upon our meeting certain eligibility criteria as specified in the FHLB’s Credit and Collateral Policy. Under the 30% limitation, we had remaining credit availability from the FHLB of approximately $65 million, after existing advances of $62.8 million previously used in our leveraged transaction to purchase securities for our portfolio. Advances from the FHLB may be secured by a pledge of our holdings of FHLB stock and a portion of our first mortgage loans, with the leveraged securities purchased with FHLB borrowings being pledged as collateral. In addition, we also have $30 million of available unsecured federal funds lines of credit with correspondent banks, with approximately $2.4 million outstanding at December 31, 2006. The maximum amount outstanding on our FHLB advances at any month end during 2006 was approximately $81.3 million. The average amount outstanding during 2006 was approximately $67.2 million.

As of December 31, 2004, we had purchased approximately $94.6 million of investment securities with borrowings of approximately $96.4 million under our available lines of credit with the FHLB of Atlanta. The table below sets forth certain maturity and rate information with respect to our FHLB of Atlanta borrowings and the investment securities we purchased with the proceeds of those borrowings as of December 31, 2005 and 2006.

FHLB Advances as of December 31, 2006		Leveraged Securities as of December 31, 2006
Average Maturity	4.06 years	Average Maturity	4.78 years
Average Interest Rate Paid	3.70%	Average Interest Rate Earned	4.81%
Net Interest Expense for 2006	$2,414,135	Net Interest Income for 2006	$3,141,764
Advances Outstanding	$62,800,000	Value of Securities	$65,317,329

FHLB Advances as of December 31, 2005		Leveraged Securities as of December 31, 2005
Average Maturity	3.24 years	Average Maturity	5.08 years
Average Interest Rate Paid	3.19%	Average Interest Rate Earned	4.74%
Net Interest Expense for 2006	$2,820,829	Net Interest Income for 2006	$3,582,433
Advances Outstanding	$78,350,000	Value of Securities	$79,452,617

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities (such as the FHLB, Banker’s Bank and CBAA stock) and securities held for sale. These average liquid assets totaled approximately $149 million and approximately $165 million during the twelve month periods ended December 31, 2006 and December 31, 2005, respectively, representing 50% and 66% of average deposits for those periods, respectively. The decrease in average liquid assets is due to normal pay-downs and maturities in our securities portfolio, which declined $10 million from approximately $134 million to approximately $124 million, and a decline in federal funds invested of approximately $6 million for the years ended December 31, 2005 and December 31, 2006. These funds were used to help fund the increase in average loans of $37 million from $197 million to $234 million for twelve months ending December 31, 2005 and 2006 respectively.

We actively manage the levels, types and maturities of interest-earning assets in relation to the sources available to fund current and future needs. We believe our liquidity sources are adequate to meet our operating needs and we do not know of any trends, events or uncertainties which will increase or decrease our liquidity in any material way.

Capital Resources

Our capital adequacy is measured by risk-based and leverage capital guidelines. The risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, one-half of our required capital must consist of Tier 1 Capital, which would include such things as our tangible common shareholders’ equity and any qualifying perpetual preferred stock. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and cushion the ratio by an additional 1.0% to 2.0% otherwise. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve continues to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Altrust, and the FDIC has not advised Peoples Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. The Alabama Superintendent required us to have a Tier 1 Leverage Capital Ratio of at least 7% immediately following the Community Bank branch acquisition as a condition to its approval of our purchase of the Community Bank branches and this requirement is still in effect. As a result of the capital raised in our private placement on April 19, 2002 and our issuance of common stock pursuant to SEC Regulation A on July 31, 2003, we currently satisfy this requirement.

FDICIA established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. Altrust and the Bank both exceed the capital requirements established for well capitalized banks and bank holding companies under FDICIA guidelines. See the disclosures under the heading “Business—Supervision and Regulation” for more information.

Shareholders’ equity totaled $35.1 million at December 31, 2006, or 8.2% of total consolidated assets which was a decrease of approximately $2.8 million from shareholders’ equity of $37.9 million, representing 9.4% of consolidated assets at December 31, 2005. This decrease was primarily due to payment of a “special” $1 per share dividend totaling approximately $5.5 million, in the first quarter of 2006. Net income increased equity by $6.05 million, and was reduced further by payment of regular dividends totaling $0.33 per share, or approximately $1.8 million. There was also a $4.6 million decrease in equity due to the increase in the valuation for the redeemable common stock. At December 31, 2004, our total consolidated shareholders’ equity was $35.3 million, or 9% of total consolidated assets.

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

We remained well capitalized at December 31, 2006. The increase in Peoples Bank’s various capital ratios from year-end 2004 presented in the table below resulted mainly from the net income and reduction of ESOP debt as stated above.

The regulatory capital ratios for Peoples Bank exceed the minimum required ratios, and Peoples Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

CAPITAL ADEQUACY RATIOS

(Dollars in Thousands)

	December 31, 2006	December 31, 2005
Tier 1 regulatory capital	$43,184	$42,332
Tier 2 regulatory capital	$2,630	$2,405

Total regulatory capital	$45,814	$44,737
Risk-weighted assets	$289,571	$262,013
Ratios
Leverage (Tier 1 capital to average assets)	10.47%	10.76%
Tier 1 capital to risk-weighted assets	14.91%	16.16%
Total capital to risk-weighted assets	15.82%	17.07%
Shareholders’ equity to total assets	11.23%	11.46%

*Information derived from the Bank’s Call Report. All ratios are for the Bank only except for the shareholder’s equity to total assets which is calculated on a consolidated basis and includes redeemable ESOP shares in the calculation of shareholders’ equity.

Return on Equity and Assets

The following table shows the return on assets (net income divided by average assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share) and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2006, 2005 and 2004.

	Year ended December 31,
	2006	2005	2004
Return on assets	1.46%	1.24%	0.97%
Return on equity	12.87%	10.97%	8.05%
Dividend payout ratio	120.91%	25.53%	23.44%
Equity to asset ratio	10.70%	11.34%	12.09%

The return on assets ratio improved from 2005 to 2006, due to our increased level of loans at higher rates than in 2005, with average loan rates increasing from 7.10% to 7.66% at December 31, 2005 and 2006 respectively, and loan balances increasing from $212 million to $247 million. Return on equity ratio improved due to the reduction in equity from the special $1 per share dividend mentioned above, and the increase in net income from

$4.9 million to $6.1 million for years ended December 31, 2005 and 2006. The higher dividend payout ratio in 2006 was also due to the special $1 per share dividend, which also caused the decline in the equity to asset ratio, also affected by the increase in assets due to the loan balance increase.

The return on assets ratio improved from 2004 to 2005, and the return on equity ratio also improved. The return on assets ratio improved due to an increase of approximately $17 million in loans, which replaced the reduction in portfolio securities. Since we achieved higher earnings rates on our loans than we earned on our securities, replacing investment securities with loans improved our return on assets in 2005. Our non-interest income also improved in 2005.

The return on equity ratio showed improvement primarily due to a net income increase of approximately $1.5 million from 2004 to 2005. Our equity was reduced due to an increase of approximately $1.7 million in unrealized losses on securities, partially offset by an increase in equity due to pay-down of the ESOP debt with normal company contributions and application of dividends on allocated ESOP shares.

Return on equity ratios, increased in 2004 from 2003, due to implementation of a regular quarterly dividend payout program starting in the second quarter of 2004, with $817,000 in dividends paid in 2004 versus non paid in 2003, causing a reduction in equity in 2004. A $1.9 million reduction in equity also occurred in 2004 due to an increase in the fair market value of stock held in the ESOP plan, with this valuation reclassified from equity and booked to a contra-equity account called “Redeemable common stock held by ESOP at fair market value” (see Note 14 to the financial statements for a more detailed discussion). These equity reductions were offset by net income of $3.4 million in 2004 but the ratio actually declined mainly due to the increased assets portion of the ratio, which was due to our leveraged securities acquisitions mentioned elsewhere in this report and discussed more fully in Note 7 to the audited financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

Off-Balance Sheet Arrangements

	Contract Amount (Dollars in Thousands)
	December 31, 2006	December 31, 2005
Commitments to grant loans	$19,516	$15,497
Standby letters-of-credit	2,412	2,598
Home equity lines	7,622	5,658
Credit card lines	2,175	2,173

Total	$31,725	$25,926

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

Contractual Obligations

The following table summarizes payments due from us under specified long-term and certain other contractual obligations as of December 31, 2006. Obligations under deposit contracts and short-term FHLB of Atlanta advances are not included. The maturities of time deposits are scheduled in Note 6 to the consolidated financial statements. Note 7 to the consolidated financial statements provides information on short-term FHLB of Atlanta advances outstanding at year-end 2006. Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.

CONTRACTUAL OBLIGATIONS

Payments due by period from December 31, 2006

(in 000’s)

	Total	Less Than One Year	Over One to Five Years	Over Five Years
Long-term FHLB advances (1)	$62,800	$11,500	$25,000	$26,300
Capital lease obligation	2,596	2,596	—	—
Operating lease obligations	245	128	117	—
Federal funds purchased	2,448	2,448	—	—
Purchase obligations	2,254	2,254	—	—
Accrued interest payable	1,413	1,413	—	—

Total	$71,756	$20,339	$25,117	$26,300

(1)	Balances are included with borrowings in our consolidated financial statements.

Effects of Inflation and Changing Prices

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Mortgage originations and re-financings tend to slow as interest rates increase, and such increases likely will reduce the Company’s volume of such activities.

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

We manage our exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee ALCO. The ALCO meets periodically to monitor interest rate risk exposure and to implement strategies to reduce the effects of interest rate fluctuations on our balance sheet and earnings. A key component of our interest rate risk management policy is the maintenance of an appropriate mix of interest-earning assets, which consists primarily of intermediate and long-term loans and investment securities, and interest-bearing liabilities, which consists primarily of customer deposits. To achieve an appropriate asset/liability mix, the ALCO uses interest rate sensitivity “gap” analysis to match the scheduled re-pricing and maturities of our interest-earning assets and our interest-bearing liabilities within defined time periods. The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within a given period of time. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitivity liabilities exceeds the amount of interest rate sensitive assets. A negative gap typically indicates that rising interest rates will negatively affect net interest income while a positive gap typically indicates that rising interest rates will result in improvements in net interest income. Conversely, falling interest rates typically result in improvements to net interest income when a negative gap exists but have a negative effect on net interest income when a positive gap exists.

At December 31, 2006, our cumulative one-year gap was a negative $73.4 million, or 17.2% of total assets, which would tend to indicate that our interest-earning assets will re-price during 2006 at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to re-pricing during a given period will in fact undergo significant re-pricing even as market interest rates change. For example, we have a base of core deposits consisting of interest-bearing checking and savings accounts whose average balances and interest rates paid generally fluctuate little with changes in the levels of market rates of interest. Consequently, these relatively static interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis then they do on our actual net interest margin. Because the effects of these interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will actually decrease in the near term rising interest rate environment, notwithstanding our negative gap, as the rates we are required to pay on these more static interest-bearing deposit accounts fails to keep pace with the increases in interest rates we earn on loans as market rates rise.

The following table summarizes our interest-sensitive assets and liabilities as of December 31, 2006. Variable rate loans are shown in the category of due “One month to Three Months” because they re-price with changes in the prime-lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. However, payments actually are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, but it has been our experience that these accounts are not as highly rate sensitive as other of our interest-earning assets and interest-bearing liabilities. Accordingly, the following analysis assumes 40% of interest-bearing demand deposit accounts, and 10% of savings accounts re-price within one year.

INTEREST SENSITIVITY GAP ANALYSIS

	AS OF DECEMBER 31, 2006
	(000's)
	Less than 3 Months	3 Months to 12 Months	1 Year to 5-Year	More than 5 Years and Non-Rate Sensitive	Total
Assets
Interest-earning assets:
Interest-bearing deposits				$1,773	$1,773
Federal funds sold	$1,177				1,177
Securities	$3,226	$10,512	$36,401	72,321	122,460
Loans	52,254	46,600	107,963	39,993	246,810

Total interest-earning assets	56,657	57,112	144,364	114,087	372,220

Liabilities
MMDA and interest-bearing deposits	38,642		57,964		96,606
Savings deposits	2,491		22,421		24,912
Time deposits	45,656	83,823	12,890		142,369
Borrowed funds	12,948	3,600	25,000	26,300	67,848

Total interest-bearing liabilities	$99,737	$87,423	$118,275	$26,300	$331,735

Interest sensitivity gap	$(43,080)	$(30,311)	$26,089	$87,787	$40,485

Cumulative sensitivity gap	$(43,080)	$(73,391)	$(47,302)	$40,485

We continually try to manage our interest rate sensitivity gap. Attempting to reduce the gap is a constant challenge in a changing interest rate environment and one of the objectives of our asset/liability management strategy. Based on our current GAAP analysis, we are in a cumulative liability sensitive position for most time periods, except for two. This means that if interest rates increase during these cumulative liability periods, net interest margin will decrease. If interest rates decrease, then net interest margin will increase.

Additionally, we use other tools to monitor and manage interest rate sensitivity. One of which, is the shock test. The shock test projects the effect of an interest rate increase and decrease of 100 and 200 basis points on our rate sensitive assets and liabilities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS

ALTRUST FINANCIAL SERVICES, INC.

We have audited the accompanying consolidated balance sheets of Altrust Financial Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altrust Financial Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia

                , 2007

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$17,091,893	$19,899,481
Federal funds sold	1,176,966	3,372,784

Cash and cash equivalents	18,268,859	23,272,265

Investment securities available for sale	122,459,777	128,878,054
FHLB, Bankers Bank and other stock	4,459,658	4,835,758
Loans	246,810,492	211,989,052
Less: Allowance for loan losses	(2,630,128)	(2,404,940)

Net loans	244,180,364	209,584,112

Premises and equipment, net	15,354,362	14,981,399
Accrued interest and dividends	2,891,447	2,939,386
Other real estate owned	1,110,684	1,231,093
Goodwill	4,716,947	4,716,947
Core deposit intangibles	725,395	879,153
Cash surrender value of life insurance	9,301,187	9,026,370
Deferred tax asset	1,268,149	1,649,880
Other assets	1,306,417	1,341,010

Total assets	$426,043,246	$403,335,427

LIABILITIES, REDEEMABLE COMMON STOCK, AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$42,749,269	$42,424,752
Interest-bearing	263,886,657	229,650,622

Total deposits	306,635,926	272,075,374

Capitalized lease obligations	2,600,425	2,960,445
Company guaranteed debt of ESOP	—	1,726,762
Advances from the Federal Home Loan Bank	62,800,000	78,350,000
Federal funds purchased	2,448,000	—
Accrued interest	1,412,954	749,000
Other liabilities	2,253,733	1,296,311

Total liabilities	378,151,038	357,157,892

Commitments and contingencies
Redeemable common stock held by ESOP at fair market value	12,836,264	8,232,727

Shareholders’ equity
Common stock, par value $.01 per share, 10,000,000 shares authorized, 5,485,625 and 5,448,025 shares issued as of
December 31, 2006 and 2005, respectively	54,856	54,480
Capital surplus	16,551,903	15,958,292
Retained earnings	19,765,289	25,596,039
Accumulated other comprehensive loss	(1,316,104)	(1,937,241)
Unearned compensation related to ESOP debt	—	(1,726,762)

Total shareholders’ equity	35,055,944	37,944,808

Total liabilities and shareholders’ equity	$426,043,246	$403,335,427

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Interest income
Interest and fees on loans	$17,902,898	$13,995,597	$13,245,457
Taxable securities	4,443,351	4,633,710	3,327,209
Nontaxable securities	911,994	747,532	286,199
Federal funds sold	217,329	316,038	120,792
Other interest and dividends	232,271	265,785	103,893

Total interest income	23,707,843	19,958,662	17,083,550

Interest expense
Deposits	6,609,161	3,642,714	2,731,594
Borrowed funds	2,685,471	3,175.943	1,936,359

Total interest expense	9,294,632	6,818,657	4,667,953

Net interest income	14,413,211	13,140,005	12,415,597

Provision for loan losses	368,981	113,500	426,460

Net interest income after provision for loan losses	14,044,230	13,026,505	11,989,137

Noninterest income
Service charges on deposits	8,275,232	6,240,716	5,083,451
Insurance commissions	225,938	224,743	235,714
Investment securities gains	(43,517)	—	8,438
Other operating income	885,279	985,112	860,130

Total noninterest income	9,386,449	7,450,571	6,187,733

Noninterest expense
Salaries and employee benefits	6,615,923	5,936,368	6,165,286
Occupancy and equipment expense	2,329,959	1,892,216	1,791,989
Professional services	832,698	692,148	312,991
Core deposit intangible amortization	153,757	152,343	513,901
Other operating expenses	4,590,707	5,230,896	4,478,688

Total noninterest expense	14,523,044	13,903,971	13,262,855

Income before income taxes	8,907,635	6,573,105	4,914,015

Provision for income taxes	2,856,998	1,675,797	1,550,509

Net income	$6,050,637	$4,897,308	$3,363,506

Earnings per share
Basic	$1.10	$0.94	$0.64
Diluted	$1.09	$0.93	$0.64

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net income	$6,050,637	$4,897,308	$3,363,506

Other comprehensive income, net of tax:

Current year holding gains (losses)on securities available for sale:
Unrealized holding gains (losses) arising
during period, net of tax of $396,707, $(1,105,206) and $121,146, respectively	595,061	(1,657,810)	235,166

Reclassification adjustment for (gains) and losses included in net income, net of tax
	26,076	—	(5,063)

Other comprehensive income (loss)	621,137	(1,657,810)	230,103

Comprehensive income	$6,671,774	$3,239,498	$3,593,609

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation Re: ESOP Debt	Treasury Stock	Total

Balance, December 31, 2003	$55,466	$16,759,733	$21,546,532	$(509,534)	$(3,096,000)	$(631,573)	$34,124,624
Issuance of 18,000 shares upon exercise of options	180	152,820	—	—	—	—	153,000
Purchase of 49,086 shares of treasury stock	—	—	—	—	—	(381,644)	(381,644)
Retirement of 129,353 shares of treasury stock	(1,293)	(988,931)	—	—	—	990,224	—
Dividends ($.15 per share)			(817,433)				(817,433)
Net change in unrealized gains (losses) on securities	—	—	—	230,103	—	—	230,103
Net income	—	—	3,363,506	—	—	—	3,363,506
Change in fair value of allocated ESOP shares	—	—	(1,879,566)	—	—	—	(1,879,566)
Reduction of ESOP debt	—	—	—	—	550,027	—	550,027

Balance, December 31, 2004	54,353	15,923,622	22,213,039	(279,431)	(2,545,973)	(22,993)	35,342,617
Issuance of 16,800 shares upon exercise of options	168	67,982	—	—	—	—	68,150
Purchase of 1,200 shares of treasury stock	—	—	—	—	—	(10,360)	(10,360)
Retirement of 4,034 shares of treasury stock	(41)	(33,312)	—	—	—	33,353	—
Dividends ($.24 per share)	—	—	(1,305,443)	—	—	—	(1,305,443)
Net change in unrealized gains (losses) on securities	—	—	—	(1,657,810)	—	—	(1,657,810)
Net income	—	—	4,897,308	—	—	—	4,897,308
Change in fair value of allocated ESOP shares	—	—	(208,865)	—	—	—	(208,865)
Reduction of ESOP debt	—	—	—	—	819,211	—	819,211

Balance, December 31, 2005	54,480	15,958,292	25,596,039	(1,937,241)	(1,726,762)	—	37,944,808
Issuance of 37,600 shares upon exercise of options	376	186,399	—	—	—	—	186,775
Tax benefit from exercise of options and dividends on ESOP shares	$—	$269,356	$—	$—	$—	$—	$269,356
Dividends ($1.33 per share)	—	—	(7,277,850)	—	—	—	(7,277,850)
Net change in unrealized gains (losses) on securities	—	—	—	621,137	—	—	621,137
Net income	—	—	6,050,637	—	—	—	6,050,637
Change in fair value of allocated ESOP shares	—	—	(4,603,537)	—	—	—	(4,603,537)
Share based compensation	—	137,856	—	—	—	—	137,856
Reduction of ESOP debt	—	—	—	—	1,726,762	—	1,726,762

Balance, December 31, 2006	$54,856	$16,551,903	$19,765,289	$(1,316,104)	$—	$—	$35,055,944

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$6,050,637	$4,897,308	$3,363,506
Adjustments to reconcile net income to net cash provided by operating activities Provision for loan losses	368,981	113,500	426,460
Depreciation and amortization	1,593,874	1,357,240	1,511,867
Write-down of other real estate	10,000	—	—
Deferred tax (benefit) expense	(32,360)	420,049	(286,435)
Share based compensation expense	137,856	—	—
(Gain) loss on sale of securities	43,517	—	(8,438)
Loss on disposition of other real estate	2,410	84,873	98,603
Loss on disposition of premises and equipment	83,512	6,025	125,731
Increase in cash surrender value of life insurance	(274,817)	(360,900)	(339,593)
(Increase) decrease in accrued interest and dividends receivable	47,939	(702,286)	(325,428)
Increase in accrued interest payable	663,954	154,389	248,787
Net change in other assets, liabilities, and other operating activities	779,616	(897,636)	(193,910)

Net cash provided by operating activities	9,475,119	5,072,562	4,621,150

Cash flows from investing activities
Net cash received in acquisition of branches	—	—	6,625,831
Purchase of available for sale securities	(8,221,669)	(11,657,938)	(100,166,564)
Proceeds from maturities, calls and sales of available for sale securities	15,303,939	16,605,056	23,085,684
Net increase in loans	(35,128,551)	(17,188,683)	(11,753,729)
Purchase of premises and equipment, net	(1,569,875)	(2,626,222)	(914,973)
Proceeds from the disposition of premises and equipment	1,000	—	5,000
Proceeds from disposition of other real estate owned	271,317	921,465	1,476,341
Purchase of life insurance on officers	—	—	(1,000,000)
Net (increase) decrease FHLB, Bankers
Bank and other stock	376,100	538,500	(4,496,166)

Net cash used in investing activities	(28,967,739)	(13,407,822)	(87,138,576)

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from financing activities
Net (decrease) increase in non-interest bearing deposits	$324,517	$13,250,244	$(17,417,607)
Net increase in interest bearing deposits	34,236,035	17,182,918	34,615,540
Net decrease in securities sold under agreement to repurchase	—	(4,714,428)	(282,402)
Increase (decrease) in advances from FHLB	(15,550,000)	(18,050,000)	96,400,000
Net (decrease) increase in federal funds purchased	2,448,000	—	(10,573,383)
Increase (decrease) in capital lease obligation	(360,020)	11,133	11,751
Dividends paid	(6,839,000)	(1,305,443)	(817,433)
Excess tax benefit from share-based payment arrangements	42,907	—	—
Purchase of treasury stock	—	(10,360)	(381,644)
Proceeds from sale of stock, net	186,775	68,150	153,000

Net cash provided by financing activities	14,489,214	6,432,214	101,707,822

Net increase (decrease) in cash and cash equivalents	(5,003,406)	(1,903,046)	19,190,396
Cash and cash equivalents, beginning of year	23,272,265	25,175,311	5,984,915

Cash and cash equivalents, end of year	$18,268,859	$23,272,265	$25,175,311

Supplemental disclosures – cash and noncash

Interest paid	$8,630,678	$6,664,268	$4,402,555
Income taxes paid	2,193,883	2,010,080	1,173,794
Loans transferred to foreclosed real estate	163,318	429,590	1,780,164
Retirement of treasury stock	—	33,353	990,224
Fair value of noncash assets acquired in branch acquisitions	—	—	1,591,710
Fair value of noncash liabilities assumed in branch acquisitions	—	—	8,217,541
Capitalized lease-purchase of branch facility	—	375,000	—

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

Cash, Due from Banks and Cash Flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, interest-bearing deposits in banks, FHLB, Bankers Bank and other stock, deposits, other borrowings and federal funds purchased are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances were approximately $50,000 and $50,000 at December 31, 2006 and 2005, respectively.

Investment securities: Securities are classified as available for sale when they might be sold before maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

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

December 31, 2006, 2005, and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans: Loans are stated at unpaid principal balances, less the allowance for loan losses.

Interest on all loans is recognized as income based upon the applicable rate applied to the daily outstanding principal balance of the loans. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Interest income on nonaccrual loans is recognized only to the extent of interest payments received.

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

December 31, 2006, 2005, and 2004

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

Long Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Earnings Per Common Share: Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Pursuant to the requirements of AICPA Statement of Position (SOP) 93-6, Employers’ Accounting for Employee Stock Ownership Plans, the weighted average number of common shares outstanding during the period excludes common shares that are restricted and have not been released or committed to be released and allocated to plan participants of the Employee Stock Ownership Plan. The number of common shares excluded for the periods of December 31, 2006, 2005, and 2004 were -0-, 211,997, and 275,289, respectively.

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

Debt cancellation contracts: The Bank issues debt cancellation contracts on certain loans as an additional service product to its customers. The contracts represent an agreement by the Bank to cancel the debt of the borrower upon said borrower’s death. Contracts are limited to $30,000 per borrower. The Bank charges fees equivalent to that authorized by the state banking authorities, and sets aside 100% of all fees as a reserve for potential claims. At various intervals the reserve is analyzed by management for adequacy with adjustments for estimated earned portions recorded into income. The reserve for debt cancellation contracts, including amounts estimated as unearned, was $169,280 and $169,423 at December 31, 2006 and 2005, respectively.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Debt cancellation contracts (Continued)

There were 851 contracts outstanding at December 31, 2006 with total outstanding principal of $4,739,473 for an average loan size of $5,569. The following roll-forward shows the activity involved with this product and the reserve:

	2006	2005
	(in thousands)
Debt cancellation reserve – Beg. of Year	$169	$199
Fees	85	68
Fees earned	(91)	(106)
Contracts paid out	(30)	(30)
Provision	36	38

Debt cancellation reserve – End of Year	$169	$169

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

Advertising: Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $319,231, $621,374, and $394,008, respectively.

Segments: Internal financial reporting is primarily reported and aggregated in three lines of business: banking, mortgage insurance and appraisal services. Banking accounts for nearly 100% of revenues for the years presented.

Stock-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to the grant date fair value and recognized as expense on a straight line basis over the service periods of the awards. For the year ended December 31, 2006 stock option expense of $137,856 was recorded in the income statement in net income. As of December 31, 2006, the Company had $381,970 of unrecognized stock option expense which will be recognized over 4.9 years.

As allowed under SFAS No. 123, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans prior to January 2006. Accordingly, no compensation expense was recognized for options granted with exercises prices equal to the fair market value of the Company’s common stock on the grant date.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the years ended December 31, 2005 and 2004:

	Year ended December 31,
	2005	2004
Net income, as reported	$4,897,308	$3,363,506
Deduct: Total stock-based employee compensation based on fair value accounting for options, net of tax	(84,595)	(75,928)

Pro forma net income	$4,812,713	$3,287,578

Earnings per share:
Basic – as reported	$0.94	$0.64

Basic – pro forma	$0.92	$0.63

Diluted – as reported	$0.93	$0.64

Diluted – pro forma	$0.91	$0.62

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the 2006 presentation with no change to net income or shareholders’ equity as previously reported.

New accounting pronouncements: In June 2006, the FASB issued FASB Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes. FIN 48, which is effective for years beginning after December 15, 2006, applies to all “tax positions” within the scope of SFAS 109. This statement requires a “more-likely-than-not” threshold for initial recognition of a tax benefit in the financial statements, and requires measurement of the amount of benefit to be recognized based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of initially applying FIN 48 is recorded in opening retained earnings of the year of adoption. The impact of implementation on the Company’s financial statements is not expected to be material.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of implementation on the Company’s financial statements is not expected to be material.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The impact of implementation on the Company’s financial statements is not expected to be material.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the EITF reached a final consensus on Issue 06-5, Accounting for Purchases of Life Insurance. EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact of implementation on the Company’s financial statements is not expected to be material.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS 87, Employers’ Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 106 Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal years beginning after December 15, 2006. The impact of implementation on the Company’s financial statements will not be material.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 (revised 2004) did not have a material impact on the Company’s financial condition or results of operations of the Company.

In November 2005 The FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). This FSP addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations SFAS No. 115 and SEC Staff Accounting Bulletin 59. Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for reporting periods beginning after December 15, 2005. The application of the FSP did not have a material impact on the Company’s financial condition or results of operations.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The application of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

NOTE 2 – INVESTMENT SECURITIES

Securities are summarized as follows:

2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
U.S. Government sponsored entities	$32,491,305	$2,494	$622,705	$31,871,094
Mortgage-backed securities	57,188,281	59	1,486,995	55,701,345
Corporate bonds	9,665,414	—	21,493	9,643,921
State and municipal securities	25,308,285	66,563	131,431	25,243,417

Totals	$124,653,285	$69,116	$2,262,624	$122,459,777

2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
U.S. Government sponsored entities	$29,982,970	$—	$923,195	$29,059,775
Mortgage-backed securities	69,588,779	84	1,960,813	67,628,050
Corporate bonds	8,700,856	—	53,827	8,647,029
State and municipal securities	23,834,183	53,001	343,984	23,543,200

Totals	$132,106,788	$53,085	$3,281,819	$128,878,054

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 2 – INVESTMENT SECURITIES (CONTINUED)

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2006 and 2005. Approximately 99% of the unrealized loss for 2006 was comprised of 74 securities in a continuous loss position for twelve months or more. The “U.S. Government sponsored entities” category of investments is comprised of 10 FHLB and FNMA bonds, all of which have been in an unrealized loss position for greater than 12 months. The Bank has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Bank believes the deterioration in value on these securities is attributable to changes in market interest rates and not credit quality of the issuer.

	2006
	Less Than 12 Months		12 More Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

U.S. Government sponsored entities	$—	$—	$24,868,600	$622,705	$24,868,600	$622,705
State, County, Municipal	5,703,707	21,537	9,003,455	109,894	14,707,162	131,431
Mortgage backed securities	1,033,400	5,279	54,654,373	1,481,716	55,687,773	1,486,995
Corporate bonds	—	—	4,143,921	21,493	4,143,921	21,493

	$6,737,107	$26,816	$92,670,349	$2,235,808	$99,407,456	$2,262,624

	2005
	Less Than 12 Months		12 More Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government sponsored entities	$2,959,027	$34,057	$26,100,748	$889,138	$29,059,775	$923,195
State, County, Municipal	18,413,143	302,043	2,259,746	41,940	20,672,889	343,984
Mortgage backed Securities	28,875,774	683,780	38,732,056	1,277,034	67,607,830	1,960,813
Asset backed Securities	2,996,250	3,750	—	—	2,996,250	3,750
Corporate bonds	1,165,779	23,964	2,985,000	26,113	4,150,779	50,077

	$54,409,973	$1,047,594	$70,077,550	$2,234,225	$124,487,523	$3,281,819

Contractual maturities of securities available for sale at December 31, 2006 are shown below.

Fair Value
Due in one year or less	$1,376,263
Due after one year through five years	29,366,058
Due after five years through ten years	13,885,316
Due after ten years	22,130,795
Mortgage-backed securities	55,701,345

Total	$122,459,777

Sales of securities available for sale during 2006, 2005 and 2004 were $1,456,172, $0, and $14,433,438 and resulted in gross realized losses of $43,517 in 2006 and gross realized gains of $0, and $8,438 in 2005 and 2004, respectively.

The carrying value of investment securities pledged to secure public funds on deposit, advances from the Federal Home Loan Bank and for other purposes as required by law was approximately $91,043,216 and $105,580,380, at December 31, 2006 and 2005, respectively.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 2 – INVESTMENT SECURITIES (CONTINUED)

Other investments include a restricted investment in Federal Home Loan Bank stock for membership requirement and to secure available lines of credit. The amount of investment in this stock was $3,631,900 and $4,358,000 at December 31, 2006 and 2005, respectively. Other investments also include an investment in Alabama Bankers Bank stock of $350,000 at December 31, 2006, an investment in Bankers Bank stock of $457,758 at December 31, 2006 and 2005, and an investment in CBAA Services, Inc. of $20,000 at December 31, 2006 and 2005.

NOTE 3 – LOANS

The composition of loans as of December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Commercial, financial and agricultural	$27,176,055	$28,195,787
Real estate – construction	21,888,044	20,904,142
Real estate – mortgage	176,743,353	142,507,216
Consumer	21,003,040	20,381,907

Total	246,810,492	211,989,052
Less: Allowance for loan losses	(2,630,128)	(2,404,940)

Net loans	$244,180,364	$209,584,112

Activity in the allowance for loan losses is as follows:

	2006	2005	2004
Balance, beginning of year	$2,404,940	$2,500,923	$2,323,158
Loans charged off	(208,447)	(273,116)	(345,224)
Recoveries on loans previously charged off	64,654	63,633	96,529
Provision for loan losses	368,981	113,500	426,460

Balance, end of year	$2,630,128	$2,404,940	$2,500,923

Impaired loans were as follows:

	2006	2005	2004
Loans with allowance allocated	$7,564,731	$5,182,531	$13,221,000
Amount of allowance allocated	814,867	697,454	1,158,505
Average balance during the year	6,373,631	9,201,766	10,831,000
Interest income not recognized during impairment	173,073	120,068	124,858

Impaired loans include restructured loans of $345,682 that were in compliance with modified terms as of December 31, 2006. The effect on earnings of restructured loans was not significant for 2006, 2005, or 2004.

Nonperforming loans were as follows:

	2006	2005
Loans past due 90 days still on accrual	$—	$51,057
Nonaccrual loans	2,494,345	1,046,449

Total	$2,494,345	$1,097,506

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 3 – LOANS (CONTINUED)

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2006 are as follows:

Balance, beginning of year	$13,381,340
Advances	3,138,216
Repayments	(10,285,426)

Balance, end of year	$6,234,130

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2006	2005
Land	$4,741,587	$4,671,870
Buildings	9,461,450	9,297,231
Furniture and equipment	6,873,099	5,696,654
Automobiles	188,477	188,477
Leasehold improvements	543,426	445,833
Construction in process	14,210	154,021

	21,822,249	20,454,086
Accumulated depreciation	(6,467,887)	(5,472,687)

Total	$15,354,362	$14,981,399

The above schedule includes land and building covered by a capitalized lease obligation in connection with the acquisition of the Marshall County branches in 2002. Under the terms of the agreement, the Company is to pay sixty monthly payments of $14,000 beginning June 1, 2002 and the balance of $2,621,543 on June 1, 2007. As of December 31, 2006 the capitalized lease is summarized as follows:

Total payments remaining	$2,691,543
Amount representing interest	(91,118)

Balance capitalized lease obligation	$2,600,425

The provisions for depreciation charged to occupancy and equipment expense for the years ended December 31, 2006, 2005 and 2004 were $1,112,400, $810,197, and $691,636 respectively.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 4 – PREMISES AND EQUIPMENT (CONTINUED)

The Bank leases land and building space under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases are summarized as follows:

2007	$128,010
2008	56,008
2009	32,608
2010	25,208
2011	2,968

$244,802

For the years ended December 31, 2006, 2005 and 2004, annual rental expense on operating leases was $189,442, $215,505, and $197,100, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is no longer amortized and is periodically evaluated for impairment. No impairment was recognized in 2006 or in 2005.

Core deposit and other intangibles

Core deposit intangibles had a gross carrying amount of $3,053,069 for years ended 2006 and 2005 and accumulated amortization of $2,327,674 and $2,173,916 for the same periods, respectively. Aggregate amortization expense was $153,758 for year ended 2006, $152,343 for year ended 2005, and $513,901 for year ended 2004.

Estimated amortization expense for each of the next five years is as follows:

2007	$152,343
2008	152,343
2009	120,481
2010	97,829
2011	97,829

$620,825

NOTE 6 – DEPOSITS

Deposits at year-end were as follows:

	2006	2005
Noninterest-bearing demand	$42,749,269	$42,424,752
Interest bearing checking	96,605,953	99,165,130
Savings	24,911,891	27,425,792
Time, less than $100,000	83,068,917	68,094,072
Time, $100,000 and over	59,299,896	34,965,628

Total	$306,635,926	$272,075,374

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 6 – DEPOSITS (CONTINUED)

The scheduled maturities of time deposits at December 31, 2006 are as follows:

	$100,000 or more	Less than $100,000	Total
Three months or less	$23,196,800	$22,458,788	$45,655,588
Over three through twelve	31,973,270	51,850,093	83,823,363
Over one year through three years	1,683,815	5,440,543	7,124,358
Over three years	2,446,011	3,319,493	5,765,504

Total	$59,299,896	$83,068,917	$142,368,813

NOTE 7 – BORROWINGS

Advances from the Federal Home Loan Bank at December 31, 2006 and 2005 are summarized as follows:

2006 Type of advance	Balance	# of Advances	Weighted Rate
Convertible	$31,800,000	6	3.51%
Variable rate	2,000,000	1	5.56%
Fixed rate	29,000,000	8	3.78%

	$62,800,000	15	3.70%

2005 Type of advance	Balance	# of Advances	Weighted Rate
Convertible	$31,800,000	6	3.51%
Variable rate	8,000,000	1	4.44%
Fixed rate	38,550,000	11	3.02%

	$78,350,000	18	3.19%

Scheduled maturities of FHLB advances over the next five years and thereafter are as follows:

Year	Convertible	Variable	Fixed	Total
2007	$—	$2,000,000	$9,500,000	$11,500,000
2008	—	—	4,000,000	4,000,000
2009	5,500,000	—	15,500,000	21,000,000
2010	—	—	—	—
2011	—	—	—	—
Thereafter	26,300,000	—	—	26,300,000

Total	$31,800,000	$2,000,000	$29,000,000	$62,800,000

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 7 – BORROWINGS (CONTINUED)

The fixed rate advances with maturities in 2009 include $12,500,000 of principal reducing credits requiring annual payments of principal.

The advances are collateralized by securities with a fair value of $70,753,840 and by a blanket lien on the Company’s 1-4 family mortgage loans and real estate loans. Qualifying real estate loans eligible as collateral for borrowings from the Federal Home Loan Bank amounted to approximately $78,000,000 as of December 31, 2006.

Federal Funds Purchased

In addition to the above, at December 31, 2006 and 2005, the Company had available lines of credit totaling approximately $30,000,000 with various financial institutions for borrowing on a short-term basis, with no balance outstanding in 2005 and $2,448,000 at December 31, 2006. These lines are subject to annual renewals with varying interest rates.

NOTE 8 – STOCK OPTIONS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation (“SFAS 123”),” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has a qualified stock option plan for key employees (the “employee plan”) and has reserved 250,000 shares of common stock. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the employee plan expire ten years from the date of grant and vest after five years. At December 31, 2006, 193,200 options were available for grant.

The Company also has non-qualified stock option plans for directors (the “director plans”) and has reserved 750,000 shares of common stock. Options are granted at fair market value. All options under these plans expire ten years from the date of grant and vest after five years. At December 31, 2006, 629,200 options were available for grant.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 8 – STOCK OPTIONS (CONTINUED)

The Company also had an employee and director plan that was implemented in 1995. Under that plan, a total of 520,000 shares were reserved of which 272,000 were issued and were outstanding at December 31, 2004. This plan was replaced by a new plan for 2004 as noted above.

Other pertinent information related to the options follows:

	2006		2005		2004
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	429,600	$7.96	372,600	$7.56	306,800	$7.26
Granted at market price	20,000	11.80	73,800	9.40	83,800	8.00
Exercised	(37,600)	4.97	(16,800)	4.06	(18,000)	4.45

Under option, end of year	412,000	8.48	429,600	7.96	372,600	7.56

Exercisable, end of year	121,800	8.10	125,800	7.07	104,000	6.18

Weighted-average fair value of options issued at the year		$3.06		$2.29		$2.53

At December 31, 2006, the 412,000 options outstanding had a range of exercise prices of $7.60 to $11.80 per share and the weighted average remaining contractual life for those options was 6.2 years. Information pertaining to options outstanding at December 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$7.60 -$8.45	259,400	5.4	$7.96	$7.60 - $8.15	49,600	1.7	$7.81
$8.50 -$9.40	132,600	7.5	9.00	$8.18 - $8.45	72,200	4.0	8.29
$9.50 -$11.80	20,000	9.5	11.80	$8.50 - $11.80	—	—	—

	412,000	6.2	$8.48		121,800	3.1	$8.10

The total aggregate intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options) exercised during the years ended December 31, 2006 and 2005, was $177,472 and $89,712, respectively. The total fair value of shares vesting during the years ended December 31, 2006 and 2005, was $137,856 and $128,175, respectively. As of December 31, 2006, there was $381,970 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 8 – STOCK OPTIONS (CONTINUED)

For the twelve months ended December 31, 2006
Net income before income tax expense	$(137,856)
Net income	$(94,949)

Cash flow from operating activities	$137,856
Cash flow from financing activities	$42,907

Basic earnings per share	$(.02)
Diluted earnings per share	$(.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Dividend yield (as a percent of the fair value of the stock)	2.37%	2.40%	.63%
Expected life	7 years	7 years	7 years
Expected volatility	22.00%	22.00%	22.00%
Risk-free interest rate	5.07%	4.52%	3.87%

NOTE 9 – REGULATORY CAPITAL MATTERS

The Bank is subject to dividend restrictions set forth by the Alabama State Banking Department. Under such restrictions, the Bank may not, without the prior approval of the Alabama State Banking Department, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The dividends as of December 31, 2006, that the Bank could declare, without the approval of the Alabama State Banking Department amounted to approximately $5,242,000.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the Company’s consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 9 – REGULATORY CAPITAL MATTERS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Risk-Based Capital (to risk-weighted assets)	$45,814	15.82%	$23,166	8.0%	$28,958	10.0%
Tier 1 Capital (to risk-weighted assets)	43,184	14.91%	11,583	4.0%	17,375	6.0%
Tier 1 Capital (to average total assets)	43,184	10.33%	16,714	4.0%	20,893	5.0%

As of December 31, 2005:
Total Risk-Based Capital (to risk-weighted assets)	$44,737	17.07%	$20,961	8.0%	$26,201	10.0%
Tier 1 Capital (to risk-weighted assets)	42,332	16.16%	10,481	4.0%	15,721	6.0%
Tier 1 Capital (to average total assets)	42,332	10.76%	15,740	4.0%	19,675	5.0%

As of December 31, 2004:
Total Risk-Based Capital (to risk-weighted assets)	$40,386	16.71%	$19,335	8.0%	$24,169	10.0%
Tier 1 Capital (to risk-weighted assets	37,885	15.68%	9,667	4.0%	14,501	6.0%
Tier 1 Capital (to average total assets)	37,885	9.78%	15,492	4.0%	19,365	5.0%

In addition, the Alabama Superintendent of Banking has further required the Bank to maintain a Tier 1 Leverage Ratio of at least 7%, as a condition to a previous branches acquisition transaction and this requirement is still in effect. The Bank is in compliance with this requirement as of December 31, 2006.

The capital ratios for the consolidated holding company do not materially differ from those shown above and thus are not shown separately.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 10 – OTHER OPERATING INCOME AND EXPENSES

The major components of other operating income and expense included in noninterest income and noninterest expense are as follows:

	Years ended December 31,
	2006	2005	2004
Other Operating Income:
Increase in cash surrender value of bank owned life insurance	$274,817	$360,900	$339,593
Other	610,462	624,212	520,537

Total	$885,279	$985,112	$860,130

Other Operating Expenses:
Postage	$365,405	$290,859	$234,126
Telephone	716,200	758,569	581,482
ATM expense	451,772	524,095	408,875
Federal Reserve charges	304,822	295,783	276,179
Supplies	277,823	250,582	273,748
Advertising	319,231	621,374	394,008
Overdraft losses	532,832	855,752	545,555
Other	1,622,622	1,633,882	1,764,715

Total	$4,590,707	$5,230,896	$4,478,688

NOTE 11 – INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2006	2005	2004
Current:
Federal	$2,584,268	$1,184,973	$1,657,414
State	305,090	70,775	179,530
Deferred:
Federal	(23,347)	368,575	(247,070)
State	(9,013)	51,474	(39,365)

Income tax expense	$2,856,998	$1,675,797	$1,550,509

The Company’s total income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2006		2005		2004
	Amount	% of Pre-tax Earnings	Amount	% of Pre-tax Earnings	Amount	% of Pre-tax Earnings
Tax at statutory federal rate:	$3,028,596	34.0	$2,234,856	34.0	$1,670,765	34.0
Effect on rate of:
Tax-exempt securities	(310,078)	(3.4)	(254,161)	(3.8)	(97,308)	(2.0)
Tax-exempt loan interest	(29,365)	(0.3)	(20,688)	(0.3)	(9,901)	(0.2)
State income tax, net of Federal benefit	195,411	2.2	80,684	1.2	92,509	1.9
Interest expense disallowance	40,596	0.4	26,151	0.4	8,425	0.2
Bank owned life insurance	(93,438)	(1.0)	(122,706)	(1.9)	(115,462)	(2.3)
Other	25,276	0.2	(268,339)	(4.1)	1,481	0.0

Effective income tax and rate	$2,856,998	32.1	$1,675,797	25.5	$1,550,509	31.6

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 11 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are as follows:

	2006	2005
Net unrealized losses on securities available for sale	$877,404	1,291,494
Depreciation	(542,138)	(421,458)
Allowance for loan losses	798,157	719,746
Reserve for debt cancellation	19,945	17,873
Other	114,781	42,225

Total	$1,268,149	$1,649,880

Management of the Company believes its net deferred tax asset is recoverable.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

	2006	2005
Commitments to extend credit	$27,138,000	$21,155,000
Credit card arrangements	2,175,000	2,173,000
Standby letters of credit	2,412,000	2,598,000

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

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 13 – CONCENTRATIONS OF CREDIT

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

NOTE 14 – EMPLOYEE STOCK OWNERSHIP PLAN

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

During 1999, the ESOP borrowed $5,212,856 from an unrelated financial institution. The funds were used to acquire 661,950 shares (after stock split) of the Company’s stock. The Company, as plan sponsor, guaranteed the loan, and in accordance with generally accepted accounting principles accounted for the aforementioned leveraged transaction by recording the debt of the ESOP as a liability and recorded an offsetting reduction of equity. As debt principal was paid, these accounts were correspondingly reduced.

The shares pledged against the ESOP loan were held in escrow. The restricted shares were released based upon a formula calculation of principal and interest paid as a percentage of the total principal and interest to be paid under terms of the loan agreement; however, the lender could not hold more fair market value collateral than the outstanding loan principal. Dividends paid on unallocated shares are expensed as compensation.

In accordance with the ESOP, the Company is expected to honor the rights of participants to liquidate their ownership of the common stock in the event of termination. To the extent that allocated shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity to liabilities. As of December 31, 2006 and 2005, the allocated shares held by the ESOP were 1,087,819 and 875,822 respectively, with a fair value and maximum cash obligation of $12,836,264 and $8,232,727 respectively.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 14 – EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

The following summarizes the applicable activity and balances regarding the ESOP:

	2006	2005	2004
ESOP expense:
Amount representing compensation	$735,254	$617,073	$648,128
Amount representing interest	7,592	99,729	88,596

Total	$742,846	$716,802	$736,724

The accrued and unpaid contribution amounts were $451,463, $617,069, and $620,631 at December 31, 2006, 2005 and 2004, respectively.

	2006	2005	2004
ESOP obligation:
Balance beginning of year	$1,726,762	$2,545,973	$3,096,000
Principal reductions	(1,726,762)	(819,211)	(550,027)

Balance at end of year	$—	$1,726,762	$2,545,973

The indebtedness described above is included in liabilities and as a reduction of equity. As guarantor of the ESOP loan, the Company was subject to certain restrictive covenants (financial and other). For 2005, any covenant non-compliance issues that may have existed were resolved by the final payoff of the ESOP debt in January 2006 as discussed below.

The entire balance of the ESOP debt was paid off on January 31, 2006. This was facilitated through application of the Company’s 2005 ESOP compensation contribution, regular 2005 and first quarter 2006 dividends, and a special one-time $1 per share cash dividend declared and paid in January of 2006. In the first quarter of 2006, this resulted in an approximate $2 million increase to the balance sheet presentation of the redeemable common stock held by the ESOP at fair market value, relating to the allocation to Plan participants of the remaining 211,997 unallocated shares in the ESOP Trust. Additionally, shareholders’ equity was increased in 2006 by a credit to unearned compensation related to ESOP debt of $1,726,762, previously reflected as contra equity. Because of tax benefits relating to the payment of cash dividends to the ESOP Trust, the net effect of recording compensation expense for the fair value of the ESOP shares released in 2006 was not material to 2006 operations.

	2006	2005	2004
Summary of restricted shares:
Held in escrow at beginning	211,997	275,289	343,071
Shares released	(211,997)	(63,292)	(67,782)

Balance at end of year	—	211,997	275,289

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 15 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations are presented below.

	2006	2005	2004
Basic Earnings Per Share:
Net income	$6,050,637	$4,897,308	$3,363,506
Weighted average common shares outstanding	5,483,046	5,228,039	5,237,248

Basic earnings per share	$1.10	$.94	$.64

Diluted Earnings Per Share:
Net income	$6,050,637	$4,897,308	$3,363,506
Weighted average common shares outstanding	5,483,046	5,228,039	5,237,248
Add: Dilutive effects of assumed conversions and exercises of stock options based on the treasury method using average market prices for the year	49,940	59,246	40,685

Weighted average common and dilutive potential common shares outstanding	5,532,986	5,287,285	5,277,933

Diluted earnings per share	$1.09	$.93	$.64

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 16 – RELATED PARTY TRANSACTIONS

Loans

As more fully described in Note 3, the Bank made loans to related parties during 2006 and 2005 which amounted to $6,234,130 and $13,381,340 at December 31, 2006 and 2005, respectively.

Deposits

Deposits from related parties held by the Bank at December 31, 2006 amounted to $2,667,417.

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

Construction

During 2006, 2005 and 2004, the Bank contracted with Walker Brothers, Ltd., for the construction and remodeling of facilities and miscellaneous supplies. Total amounts paid to this related party during 2006, 2005 and 2004 amounted to $23,170, $78,645, and $375,586, respectively.

Appraisal evaluation services

During 2006, 2005 and 2004, the Bank utilized the services of a real estate firm owned by a former director’s family member for evaluations on loans secured by real estate and not requiring independent certification. The former director is an employee of the firm and performs the evaluations. The total amount paid during 2004 was $13,046. No amounts were paid in 2006 and 2005. Additionally, Southern Appraisal Services, Inc. (one of the company’s subsidiaries) paid this former director $10,311, $16,160, and $6,765 during 2006, 2005 and 2004, respectively, in fees and expenses for appraisal services.

NOTE 17 – SEGMENT INFORMATION

In addition to banking, the Company is engaged in other areas of operation through its non-bank subsidiaries offering services and products to enhance and compliment its banking operations. Southern Insurance of Cullman, Inc. acts as an agent for obtaining title insurance for the Bank’s real estate loan customers and to offer various services to the Bank’s customers. Southern Appraisal Services, Inc. provides real estate appraisal services.

The Company’s non-bank subsidiaries do not meet the quantitative threshold for disclosure on a separate basis. The combined revenue of these subsidiaries for 2006, 2005 and 2004 was less than 3% of consolidated revenues each year and has been included in non-interest income. The combined expenses of these subsidiaries for 2006, 2005 and 2004 was less than approximately 3% of consolidated expenses and has been included in non-interest expense.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

Other investments: Fair values for other investments are considered to be their cost as they are redeemed at par value.

Loans, net: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair value is based on carrying amounts. The fair value of other loans (for example, fixed rate commercial real estate, mortgage loans, and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair value for impaired loans is estimated using discounted cash flow analysis, or underlying collateral values, where applicable.

Accrued interest and dividends receivable: The carrying amount of accrued interest and dividends receivable approximates its fair value.

Cash surrender value of life insurance: The carrying amount of bank owned life insurance approximates its fair value.

Deposits: The fair value disclosed for demand deposits is, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts approximate their fair values. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Federal funds purchased, FHLB advances, debt of ESOP and the capitalized lease obligation: The carrying amounts for the short-term portions of these borrowings approximate their fair values. The long term portions are estimated using a discounted cash flow calculation that applies interest rates currently available for similar terms.

Loan commitments: Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s other off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$18,269	$18,269	$23,272	$23,272
Investment securities	122,460	122,460	128,878	128,878
Other investments	4,460	4,460	4,836	4,836
Loans, net	244,180	244,141	209,584	207,105
Accrued interest and dividends receivable	2,891	2,891	2,939	2,939
Cash surrender value of life insurance	9,301	9,301	9,026	9,026

Total financial assets	$401,561	$401,522	$378,535	$376,056

Financial liabilities
Deposits	$306,636	$306,442	$272,075	$272,354
FHLB advances	62,800	62,597	78,350	78,209
Capitalized lease obligation	2,600	2,600	2,960	2,960
Debt of ESOP	—	—	1,727	1,727
Federal funds purchased	2,448	2,448	—	—
Accrued interest payable	1,413	1,413	749	749

Total financial liabilities	$375,897	$375,500	$355,861	$355,999

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 20 – PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Balance Sheets

Years ended December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$7,368	$3,607
Investment in subsidiaries	47,915,445	47,826,679
Other assets	644,139	250,680

Total assets	$48,566,952	$48,080,966

Liabilities and shareholders’ equity
Liabilities
Company guaranteed debt of ESOP	$—	$1,726,762
Due to subsidiaries	235,895	138,971
Other liabilities	438,848	37,698

Total liabilities	674,743	1,903,431

Redeemable common stock held by ESOP at fair market value	12,836,264	8,232,727
Shareholders’ equity	35,055,944	37,944,808

Total liabilities and shareholders’ equity	$48,566,952	$48,080,966

Statements of Income

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Income
Dividends from subsidiaries	$6,336,603	$1,437,045	$1,043,819

Expense
Other expenses	456,927	352,446	59,656

Total expenses	456,927	352,446	59,656

Income before income taxes and equity in undistributed earnings of subsidiaries	5,879,676	1,084,599	984,163
Income tax expense	(125,961)	(294,034)	(23,562)

Income before equity in undistributed earnings of subsidiaries	6,050,637	1,378,633	1,007,725
Equity in undistributed earnings of subsidiaries	—	3,518,675	2,355,781

NET INCOME	$6,050,637	$4,897,308	$3,363,506

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

NOTE 20 – PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$6,050,637	$4,897,308	$3,363,506
Adjustments to reconcile net income to net cash provided by operating activities Undistributed net income of subsidiaries	—	(3,518,675)	(2,355,781)
Subsidiary dividends in excess of earnings	670,227	—	—
Tax benefit on dividends on unallocated ESOP shares	226,449	—	—
Deferred tax provision	—	16,153	27,136
Decrease (increase) in other assets	(393,459)	(240,883)	72,986
Increase (decrease) in other liabilities	59,225	(24,876)	(141,563)

Net cash provided by operating activities	6,613,079	1,129,027	966,284

Cash flows from investing activities
Purchase of treasury stock	—	(10,360)	(381,644)

Net cash used in investing activities	—	(10,360)	(381,644)

Cash flows from financing activities
Proceeds from sale of stock	186,775	68,150	153,000
Tax benefit from exercise of stock options	42,907	—	—
Dividends paid	(6,839,000)	(1,305,442)	(817,433)

Net cash used in financing activities	(6,609,318)	(1,237,292)	(664,433)

Net increase (decrease) in cash and cash equivalents	3,761	(118,625)	(79,793)

Cash and cash equivalents, beginning of year	3,607	122,232	202,025

Cash and cash equivalents, end of year	$7,368	$3,607	$122,232

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this annual report are effective in recording, processing, summarizing and reporting, in a timely manner, the information that the Company is required to disclose in its Exchange Act reports.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this section is incorporated by reference to the section titled “Outstanding Voting Securities of the Company and Principal Holders Thereof” and “Election of Directors” and “Additional Information Concerning the Company’s Board of Directors and Committees” and “Executive Officers” in the definitive proxy statement for the Company’s Annual Meeting of shareholders to be held on May 17, 2007 (“Annual Meeting”).

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this section is incorporated by reference to the section titled “Executive Compensation and Other Information” in the definitive proxy statement for the Annual Meeting which will be filed no later than April 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this section is incorporated by reference to the section titled “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the definitive proxy statement for the Annual Meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this section is incorporated by reference to the section titled “Certain Relationships and Transactions” in the definitive proxy statement for the Annual Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference to the section titled “Independent Public Accountants” in the definitive proxy statement for the Annual Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—Please refer to Item 8 of this report.

(2)	Financial Statements Schedules— All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes set forth in Item 8 of this report.

(3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cullman, State of Alabama, on April 2, 2007.

ALTRUST FINANCIAL SERVICES, INC.

By:	/s/ J. Robin Cummings
J. Robin Cummings
President and Chief Executive Officer

This offering statement has been signed by the following persons in the capacities and on the date indicated.

By:
J. Robin Cummings
President, Chief Executive Officer and Director

By:	/s/ Lionel Powell
Lionel Powell
Chief Financial Officer and Chief Accounting Officer

By:	/s/ Whit Drake
Whit Drake
Director

By:	/s/ N. Jasper Estes
N. Jasper Estes
Director

By:	/s/ Alan Walker
Alan Walker
Director

By:	/s/ Terry Walker
Terry Walker
Director

By:	/s/ Terry Walker
Tim Walker
Director

By:	/s/ Brian Witcher
Brian Witcher
Director

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1	Copy of the Company’s Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10, filed with the SEC on May 2, 2005, as amended (Commission file number 0-51298)(the “Form 10”) and incorporated by reference).

Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Form 10 and incorporated by reference).

Exhibit 4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Form 10 and incorporated by reference).

Exhibit 10.1	Altrust Financial Services, Inc. 2004 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10 and incorporated by reference).*

Exhibit 10.2	Altrust Financial Services, Inc. 2004 Stock Option Plan for Outside Directors (filed as Exhibit 10.2 to the Form 10 and incorporated by reference).*

Exhibit 10.3	Altrust Financial Services, Inc. Savings and Employee Stock Ownership Plan (filed as Exhibit 10.3 to the Form 10 and incorporated by reference).*

Exhibit 10.4	Altrust Financial Services, Inc. Director Compensation Arrangement (filed as Exhibit 10.4 to the Form 10 and incorporated by reference)*

Exhibit 10.5	Altrust Financial Services, Inc. Named Executive Officer Compensation (filed as Exhibit 10.5 to the Form 10 and incorporated by reference).*

Exhibit 16.1	Letter re Change in Certifying Accountant from Carr, Riggs & Ingram, LLC (field as Exhibit 16.1 to the Form 10 and incorporated by reference)

Exhibit 21.1	Subsidiaries of Altrust Financial Services, Inc. (filed as Exhibit 21.1 to the Form 10 and incorporated by reference)

Exhibit 23.1	Consent of Dixon Hughes PLLC

Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	denotes management contract or compensatory plan or arrangement.