Form 10-Q
period 2007-03-31
ALTRUST FINANCIAL SERVICES INC
filed 2007-05-15
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐                    Accelerated filer   ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2007
Common Stock, $0.01 par value	5,485,625

ALTRUST FINANCIAL SERVICES, INC.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006 ***
	(Unaudited)
ASSETS
Cash and due from banks	$17,949,971	$17,091,893
Federal funds sold	9,761,002	1,176,966

Cash and cash equivalents	27,710,973	18,268,859
Securities available for sale	119,938,185	122,459,777
FHLB, Bankers Bank and other stock	3,925,058	4,459,658
Loans, net of unearned fees	251,688,178	246,810,492
Allowance for loan losses	(2,639,933)	(2,630,128)

Loans, net	249,048,245	244,180,364
Premises and equipment, net	15,722,764	15,354,362
Accrued interest and dividends	2,892,466	2,891,447
Other real estate owned	1,455,091	1,110,684
Goodwill	4,716,947	4,716,947
Core deposit intangibles	687,309	725,395
Cash surrender value of life insurance	9,384,765	9,301,187
Deferred tax asset	1,175,248	1,268,149
Other assets	1,406,413	1,306,417

TOTAL ASSETS	$438,063,464	$426,043,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$45,564,602	$42,749,269
Interest bearing	284,131,719	263,886,657

Total deposits	329,696,321	306,635,926

Capitalized lease obligations	2,603,482	2,600,425
Advances from the Federal Home Loan Bank (FHLB)	51,800,000	62,800,000
Federal funds purchased	—	2,448,000
Accrued interest	1,482,940	1,412,954
Other liabilities	3,042,054	2,253,733

TOTAL LIABILITIES	388,624,797	378,151,038

Commitments and contingencies
Redeemable common stock held by ESOP at fair market value	14,957,511	12,836,264
SHAREHOLDERS’ EQUITY
Common stock, par value of $.01 per share, 10,000,000 shares authorized; 5,485,625 and 5,485,625 shares issued, respectively	54,856	54,856
Capital surplus	16,586,368	16,551,903
Retained earnings	18,926,685	19,765,289
Accumulated other comprehensive loss	(1,086,753)	(1,316,104)

TOTAL SHAREHOLDERS’ EQUITY	34,481,156	35,055,944

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$438,063,464	$426,043,246

***	Derived from audited consolidated financial statements

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
INTEREST INCOME
Interest and fees on loans	$4,870,939	$4,024,922
Taxable securities	1,122,170	1,143,062
Tax exempt securities	230,945	218,009
Interest on federal funds sold	60,082	44,637
Other interest and dividends	52,464	52,336

Total interest income	6,336,600	5,482,966

INTEREST EXPENSE
Interest on deposits	2,061,985	1,350,635
Interest on borrowed funds	603,746	655,134

Total interest expense	2,665,731	2,005,769

Net interest income	3,670,869	3,477,197
Provision for loan losses	132,000	30,000

Net interest income after provision for loan losses	3,538,869	3,447,197

NONINTEREST INCOME
Service charges on deposits	1,964,296	1,725,327
Insurance commissions	50,660	57,507
Other operating income	262,338	171,872

Total noninterest income	2,277,294	1,954,706

NONINTEREST EXPENSE
Salaries and employee benefits	1,817,967	1,532,877
Occupancy and equipment expense	605,683	551,186
Professional services	143,159	165,691
Core deposit intangible amortization	38,086	38,086
Other operating expenses	1,120,618	1,043,627

Total noninterest expense	3,725,513	3,331,467

Income before income taxes	2,090,650	2,070,436
Provision for income taxes	600,510	690,751

Net income	$1,490,140	$1,379,685

Other comprehensive income
Unrealized gains on securities available for sale, net of tax	229,531	5,736

Comprehensive income	$1,719,671	$1,385,421

Earnings per share:
Basic	$0.27	$0.25
Diluted	$0.27	$0.25

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,490,140	$1,379,685
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	132,000	30,000
Depreciation and amortization	399,977	356,417
Stock based compensation expense	34,464	34,464
Loss on sale of securities available for sale	—	43,403
Gain on sales of other real estate and repossessed assets	—	(5,891)
Increase in cash surrender value of life insurance	(83,578)	(31,650)
(Increase) decrease in accrued interest and dividends receivable	(1,019)	250,032
Increase in accrued interest payable	69,986	74,471
Net change in other assets, liabilities, and other operating activities	420,830	295,102

Net cash provided by operating activities	2,462,800	2,426,033

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	—	(2,899,474)
Proceeds from sale of securities available for sale	—	1,456,172
Proceeds from maturities/calls of securities available for sale	2,835,036	3,489,853
Net increase in loans	(5,354,273)	(16,747,177)
Purchases of premises and equipment, net	(661,486)	(621,067)
Proceeds from disposition of other real estate owned	9,985	56,085
Net decrease in restricted equity securities	534,600	443,600

Net cash used in investing activities	(2,636,138)	(14,822,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest bearing deposits	2,815,333	2,274,570
Net increase in interest bearing deposits	20,245,062	24,894,643
Net increase (decrease) in federal funds purchased	(2,448,000)	3,503,755
Net decrease in advances from the Federal Home Loan Bank	(11,000,000)	(17,050,000)
Dividends paid	—	(5,866,987)
Proceeds from the sale of stock, net	—	186,775
Net increase in capital lease obligation	3,057	4,758

Net cash provided by financing activities	9,615,452	7,947,514

Net increase (decrease) in cash and cash equivalents	9,442,114	(4,448,461)
Cash and cash equivalents at beginning of period	18,268,859	23,272,265

Cash and cash equivalents at end of period	$27,710,973	$18,823,804

SUPPLEMENTAL DISCLOSURES – CASH AND NONCASH
Interest paid	$2,595,745	$1,931,298
Income taxes paid	—	169,183
Loans transferred to foreclosed real estate	354,392	—
FIN48 adoption	207,497	—
Change in redeemable common stock held by ESOP	2,121,247	—

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 1 – GENERAL

The accompanying unaudited consolidated financial statements of Altrust Financial Services, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included as part of the Company’s filing on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 3, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal, recurring nature. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year or any other interim periods. For purposes of this interim report on Form 10-Q, references to “Altrust,” the “Company,” and the pronouns “we,” “us,” and “our” refer to Altrust Financial Services, Inc. and subsidiaries on a consolidated basis, and references to the “Bank” refer to Peoples Bank of North Alabama, our banking subsidiary.

NOTE 2 – INVESTMENT SECURITIES

Securities available for sale at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$32,492,586	$18,942	$483,666	$32,027,862
Mortgage-backed securities	54,526,195	76	1,308,295	53,217,976
Corporate bonds	9,653,250	—	19,669	9,633,581
State and municipal securities	25,077,410	85,541	104,185	25,058,766

Totals	$121,749,441	$104,559	$1,915,815	$119,938,185

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value(1)
Securities available for sale
U.S. Government sponsored entities	$32,491,305	$2,494	$622,705	$31,871,094
Mortgage-backed securities	57,188,281	59	1,486,995	55,701,345
Corporate bonds	9,665,414	—	21,493	9,643,921
State and municipal securities	25,308,285	66,563	131,431	25,243,417

Totals	$124,653,285	$69,116	$2,262,624	$122,459,777

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 2 – INVESTMENT SECURITIES (CONTINUED)

(1) Fair values of investments are derived from quoted market prices.

The Company has not recognized any gain or loss on its securities portfolio because it has the ability and intent to hold the securities in the securities portfolio until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value on these securities is temporary and attributable to changes in market interest rates and not the credit quality of the issuers.

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses and certain information about non-accrual loans and loans 90 days past due but still accruing interest for the three months ended March 31, 2007 and the year ended December 31, 2006 follow.

	March 31, 2007	March 31, 2006	December 31, 2006
Balance, beginning of year	$2,630,128	$2,404,940	$2,404,940
Loans charged off	(131,035)	(110,040)	(208,447)
Recoveries on loans previously charged off	8,840	9,192	64,654
Provision for loan losses	132,000	30,000	368,981

Ending Balance	$2,639,933	$2,334,092	$2,630,128

Non performing loans were as follows:

	March 31, 2007	December 31, 2006
Loans past due 90-days still on accrual	$39	$—
Non-accrual loans	2,021,000	2,494,345

Total	$2,021,039	$2,494,345

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share based on certain dilution computations is presented below.

	Three Months Ended
	March 31, 2007	March 31, 2006
Basic Earnings Per Share:
Net income	$1,490,140	$1,379,685
Weighted average common shares outstanding	5,485,625	5,428,508
Basic earnings per share	$0.27	$0.25
Diluted Earnings Per Share:
Net income	$1,490,140	$1,379,685
Weighted average common shares outstanding	5,485,625	5,428,508
Add: Dilutive effects of assumed conversions and exercises of stock options based on the treasury method using average market prices for the year	87,738	39,507
Weighted average common and dilutive potential common shares outstanding	5,573,363	5,468,015
Diluted earnings per share	$0.27	$0.25

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 5—INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (the Interpretation). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As a result of the implementation of FIN 48, the Company recognized $207,497, including approximately $8,000 for interest, increase in the federal tax liability, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

Unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

The Company’s federal and state income tax returns are open and subject to examination from the 2003 tax return year and forward.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to focus on significant changes in our financial condition from December 31, 2006 to March 31, 2007 and on our results of operations for the three month periods ended March 31, 2007 and 2006. Nearly all of our operations are contained in the Bank. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 3, 2007.

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

•

Potential changes in our structure and uncertainties regarding our ability to identify, effect, staff and capitalize on potential growth opportunities and realize cost savings in connection with business acquisitions and other potential opportunities, including uncertainties as to deposit and customer attrition.

•	Uncertainties regarding our ability to develop and execute plans for us to effectively respond to changes in our business and markets, as well as our competitors.

We do not intend, and undertake no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices accepted within the banking industry. Our significant accounting policies are described in the notes to our consolidated financial statements included with our annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 3, 2007. Certain accounting policies require management to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

We believe the following are the critical accounting policies that require the most significant estimates and assumptions and that are particularly susceptible to a significant change in the preparation of our financial statements.

Valuation of Investment Securities

Investment securities can be classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and are reported at amortized cost. As of March 31, 2007, we did not have any securities classified as “held to maturity.” Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. We did not have any securities classified as trading securities as of March 31, 2007. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. All of our investment securities were classified as available-for-sale securities as of March 31, 2007.

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

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We had no other than temporary impairment of our investment securities during the first three months of 2007.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

	March 31, 2007	December 31, 2006
	(in 000’s)
Commitments to grant loans	$18,272	$19,516
Standby letters-of-credit	2,580	2,412
Home equity lines	6,996	7,622
Credit card lines	2,245	2,175

	$30,093	$31,725

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

Standby letters-of-credit are conditional lending commitments issued by us to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support public and private borrowing arrangements. Almost all letters-of-credit issued by us have expiration dates within one year, but the majority are automatically renewable for the beneficiary. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loans to customers.

Contractual Obligations

Payments due from us under specified long-term and certain other contractual obligations as of December 31, 2006 are set forth in our annual report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 3, 2007. The maturities of time deposits are scheduled in Note 6 to the consolidated financial statements included in the Form 10-K. Note 7 to the annual consolidated financial statements included in the Form 10-K provide information on short-term Federal Home Loan Bank (“FHLB”) advances outstanding at year-end 2006. Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts. Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.

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

The level of net interest income is determined primarily by the average balances, or volume, of our interest-earning assets and the various spreads between the rates earned on these interest-earning assets and our costs of funding, including deposits. Changes in our net interest income from period to period result from, among other things:

•	increases or decreases in the volumes of interest-earning assets and interest-bearing liabilities;

•	increases or decreases in the average rates earned and paid on those assets and liabilities;

•	our ability to manage our interest-earning asset portfolio, which includes loans;

•	significant revenues generated from service charges on deposit accounts; and

•

cost and availability of particular sources of funds, such as non-interest-bearing deposits, and our ability to “match” the terms and maturities of our interest-earning assets and interest-bearing liabilities.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Overview

We had net income of approximately $1.49 million for the three-month period ended March 31, 2007, an increase of approximately $111,000, or 8.1%, from net income of approximately $1.38 million for the same period in 2006. Basic and diluted earnings per share increased from $0.25 per share on both a basic and diluted basis in the first quarter of 2006 to $0.27 per share on both a basic and diluted basis in the first quarter of 2007.

Net Income

The increase in net income for the three-month period ended March 31, 2007 compared to the same period in 2006 was primarily attributable to increased revenues from increased interest and fee income on loans, and increased service charges on deposits. Interest and fees on loans increased over $846,000, or 21%, for the three month period ended March 31, 2007 relative to the same period in 2006, while service charges on deposits income increased by approximately $239,000, or 14%, period-over-period. Increased service charges were a result of the success of our new overdraft privilege program, resulting from an almost 10% increase in total deposits since March 31, 2006. These revenue increases were partially offset by increased interest expense of approximately $660,000, due to rising interest rates, and an increase in interest-bearing core deposits of approximately 12%.

Net Interest Income

Our net interest income increased approximately $194,000, or 5.6%, for the three-month period ended March 31, 2007 compared to the same period ended 2006. Average earning assets were 6.2% higher at the end of the first quarter of 2007 relative to the first quarter of 2006, and the net interest margin increased to approximately 3.9% , quarter-to-date annualized during the first quarter of 2007 from approximately 3.6% in the first quarter of 2006. The net interest margin is net interest income as a percentage of average earning assets. The most significant factor contributing to the increase in interest income between these periods was an increase of approximately $846,000 in interest and fees on loans, due to a 13% higher total average outstanding loan balances, with a 56 basis point increase in average rates.

Provision for Loan Losses

We recorded a $132,000 provision for loan losses in the first quarter of 2007, compared to a $30,000 provision in the same period of 2006, an increase of 340%. Net charge-offs totaled approximately $122,000 in the first quarter of 2007 compared to net charge-offs of approximately $101,000 in the same period for 2006.

Substantial improvements have been realized in the quality of our loan portfolio through our use of progressive reviews of larger loans, requiring that such loans be approved by our Executive Loan Committee and our board of directors. Tighter underwriting standards have also been implemented, resulting in an improvement in the quality of lending and better collateralization. Our increase of $29.7 million in average loans in the first quarter of 2007 over the first quarter of 2006 accounted for the increase in the provision for loan losses.

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

The percentage of non-performing loans to total loans has decreased from 1.3% at March 31, 2006, to .8% at March 31, 2007.

Non-Interest Income

Non-interest income totaled over $2.27 million for the first quarter of 2007, up 16.5%, or approximately $323,000 from approximately $1.95 million in the same period ended 2006. In the first quarter of 2007, the primary contributor to the increase in non-interest income was an increase of approximately $239,000, or 13.9%, in service charges and fees on deposits. We continue to grow service charges through our overdraft privilege program, with an increase in percentage of customers using this program, increasing the total service charges on deposits.

Non-Interest Expense

Total noninterest expense of approximately $3.7 million increased by approximately $400,000 from approximately $3.3 million as compared to the first quarter of 2007 and 2006. Personnel expense increased 18.6%, or approximately $290,000, to $1.82 million during the quarter ended March 31, 2007 from $1.53 million for the year-earlier period. Two new branches in Decatur accounted for approximately $97,000, or approximately 33% of the salaries and benefits total increase. An approximate 6% increase in wages in 2007, an approximate 13% increase in health insurance premium costs, and an increase from 10% to 15% in ESOP contribution accrual accounted for most of the remaining increases.

Occupancy and equipment expenses increased approximately $54,000 during the first quarter of 2007 compared to the same period in 2006, or approximately 9.9%, again due to the two new branches in Decatur.

Amortization of core deposit intangibles remained steady at approximately $38,000 in both the first quarter of 2007 and 2006. Under the provisions of SFAS No. 142, the value and estimated lives of these intangibles will be periodically evaluated for possible impairment. For more information, see Note 5 to our audited Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 3, 2007. Goodwill is not amortized under SFAS No. 142, but is evaluated at least annually for possible impairment and write-down.

Income Taxes

For the three months ended March 31, 2007, income tax expense decreased by approximately $90,000, or 13%, to approximately $601,000 from approximately $691,000 in the corresponding period of 2006. These levels represent an effective tax rate on pre-tax earnings of 29% and 33% for the three-month periods ended March 31, 2007 and 2006, respectively. Slightly higher tax-exempt interest income and lower state income tax rates accounted for the lower effective tax rates.

FINANCIAL CONDITION

Overview

During the three months ended March 31, 2007, our total assets increased by approximately $12 million, or 2.8%, to approximately $438 million from approximately $426 million at December 31, 2006. This increase resulted primarily from a $4.9 million increase in loans, and an $8.6 million increase in federal funds sold, offset by a $2.5 million decrease in investment securities available for sale, and an approximate $535,000 decrease in restricted equity securities. Discussion of these changes follows.

Loans

Total loans increased approximately $4.9 million, or 1.98%, from year-end 2006 to March 31, 2007, and were up 10%, or approximately $23 million, from March 31, 2006. This increase in first quarter 2007 total loans was attributable primarily to an increase in commercial real estate loans which increased approximately $3.3 million, from December 31, 2006. The increase from March 31, 2006 to March 31, 2007, was due to emphasis in our residential real estate loan growth. The following table shows loan balances by type of loan at March 31, 2007 and 2006, and December 31, 2006:

	LOANS OUTSTANDING (in 000’s)
	March 31, 2007	March 31, 2006	December 31, 2006
Commercial, financial and agricultural	$28,646	$28,750	$27,176
Real estate—commercial, construction and other	25,203	23,354	21,888
Real estate—residential mortgage	177,253	156,407	176,743
Other	20,586	20,124	21,003

Total loans	$251,688	$228,635	$246,810

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

As we continue to grow the loan portfolio through new loan accounts, these new loans have limited historical loss experience on which to base a specific reserve. As a result, management’s judgments as to amounts that should be added to the general reserve with respect to new loan growth are necessarily estimates that are imprecise. The tables below present a summary of changes in the allowance for loan losses and charges and levels of charge-offs and recoveries to average loans for the past six quarters.

	March 31, 2007	March 31, 2006	December 31, 2006
Balance, beginning of year	$2,630,128	$2,404,940	$2,404,940
Loans charged off	(131,035)	(110,040)	(208,447)
Recoveries on loans previously charged off	8,840	9,192	64,654
Provision for loan losses	132,000	30,000	368,981

Ending Balance	$2,639,933	$2,334,092	$$2,630,128

Non performing loans were as follows:

	March 31, 2007	December 31, 2006
Loans past due 90-days still on accrual	$39	$—
Non-accrual loans	2,021,000	2,494,345

Total	$2,021,039	$2,494,345

The following table presents the levels of quarterly charge-offs and recoveries to average loans:

	Charge-offs and Recoveries Analysis (in 000’s)
	Year to Date	Year to Date	Year to Date	Quarterly	Quarterly	YTD	Quarterly	Year to Date
Year to Date Ended	Charge-offs ($)	Recoveries ($)	Net ($)	Net Charge- offs ($)	Average Loans ($)	Average Loans ($)	% Net Charge- offs to QTD Avg. Loans	Annualized % Net Charge-offs to YTD Avg. Loans
3/31/2007	131	9	122	122	250,219	250,219	0.0488%	0.1950%
12/31/2006	209	65	144	37	241,617	233,621	0.0153%	0.0616%
9/30/2006	155	48	107	13	230,638	240,271	0.0054%	0.0619%
6/30/2006	131	37	94	(7)	225,749	230,890	-0.0030%	0.0833%
3/31/2006	110	9	101	101	220,545	220,545	0.0458%	0.1832%
12/31/2005	273	63	210	85	205,550	197,084	0.0414%	0.1022%

Our allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama Superintendent of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. For additional information, refer to the disclosures under the heading “Supervision and Regulation” in our annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 3, 2007.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

We estimate our allowance for loan losses based upon the type of loan, and whether or not the credit has been classified as special mention, substandard, doubtful or loss.

Non-Performing Assets

Non-performing assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns about our ability to collect the loan’s outstanding principal and interest, and generally when loans are 90 days or more past due. While non-performing assets represent potential losses to us, we do not expect them to result in any material losses because we believe most of our non-performing loans to be adequately secured. We do not have any commitments to lend additional funds to borrowers under loans on non-accrual status as of March 31, 2007.

Lending officers are responsible for the ongoing review and administration of loans assigned to them. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Bank’s Executive Loan Committee are informed of the status of delinquent, problem and potential problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Executive Loan Committee as to loan charge-offs on a monthly basis.

Generally, we evaluate loans for impairment when a loan is internally risk rated and included on our internal “watch list.” The watch list includes all non-accrual loans and all loans contractually past due 90 days or more and still accruing interest. The watch list also includes other loans that have documentation deficiencies or where management has learned additional information about the borrower that calls into doubt the borrower’s repayment ability. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on non-accrual status. The aggregate amount of the watch list loans that may be impaired as of March 31, 2007 was approximately $7.06 million, as compared to approximately $7.6 million at December 31, 2006. Even though borrowers of watch list loans (other than non-accrual and non-performing loans) are expected to make payments of principal and interest as contractually scheduled, these loans are still evaluated for impairment. Impairment with regard to substantially all of our impaired loans has been measured based on the fair value of the underlying collateral.

The following table sets forth information relating to our non-performing assets for the periods indicated:

NON-PERFORMING ASSETS

	March 31, 2007	March 31, 2006
	(in 000s)
Loans accounted for on a non-accrual basis	$2,021	$3,197
Restructured loans	18	—

Total non-performing loans	2,039	3,197
Foreclosed assets and surplus banking property	1,455	1,181

Total non-performing assets	$3,494	$4,378

Loans 90 days past due still accruing	$39	$—

Ratios:
Total non-performing assets to total loans	1.39%	1.91%
Allowance for loan losses to non-performing loans	129.48%	73.01%
Loans 90 days past due still accruing to total loans	0.02%	0.00%
Total loans	$251,688	$228,635
% non-performing loans to total loans	0.81%	1.40%

Investment Securities

The investment securities portfolio balance declined approximately $2.5 million between December 31, 2006 and March 31, 2007, primarily due to normal pay-downs on mortgage-backed securities. We continued to carry our entire investment securities portfolio as available-for-sale during the three months ended March 31, 2007. An increase in market valuation of the securities portfolio resulted in a decline in unrealized loss from $1.32 million to $1.09 million during the period. The mortgage-backed pay-downs primarily caused a net decline in portfolio securities available for sale from $122,459,777 at December 31, 2006 to $119,938,185 at March 31, 2007, or 2.06%.

Since December 31, 2006, we have made $11 million in scheduled pay downs on Federal Home Loan Bank (“FHLB”) advances, which resulted in corresponding declines of approximately $535,000 in required holdings of FHLB stock, which stock was sold back to the FHLB at par. We realized no significant changes in our Banker’s Bank or CBAA Services, Inc. common stock investments during the three months ended March 31, 2007.

The following table presents the maturities of our investment securities at March 31, 2007:

	Maturities of Available for Sale Investment Securities Fair Market Value March 31,2007 (in 000s)
	Within 1 Year	After one through five years	After five through ten years	After ten Years
Investment securities available for sale:
U.S. Government sponsored entities	$1,986	$23,087	$5,001	$1,954
Mortgage-backed securities	—	3,850	10,859	38,509
Corporate bonds	—	1,137	—	8,496
State and municipal securities	174	4,466	9,816	10,603

Total investment securities available for sale	$2,160	$32,540	$25,676	$59,562

Deposits

Deposits at March 31, 2007 were up $23 million or 7.52% from the level at year-end 2006. Total deposits increased by approximately $30 million, or 10%, at March 31, 2007 compared to March 31, 2006. Deposit growth for the three month period ended March 31, 2007 was largely due to new interest-bearing deposits resulting from our certificate of deposit marketing program, involving higher rates to compete primarily in the Cullman market.

The overall mix of deposits showed a higher percentage in interest-bearing deposits, as mentioned above. This shift mirrors market changes as consumers are reacting to increased interest rates by shifting funds to higher yielding certificates of deposit. It also reflects that the Cullman market is extremely competitive for certificates of deposit due to the large number of local, regional and nationwide banks seeking these funds for liquidity purposes. Our increase in certificate of deposit rates was designed both to attract new deposits and protect existing deposits.

The following table presents the composition of deposits at March 31, 2007 and at the end of the previous four quarters:

DEPOSIT COMPOSITION

(in 000s)

	2007		2006
	March 31		December 31		September 30		June 30		March 31
Noninterest-bearing demand deposits	$45,565	13.82%	$42,749	13.94%	$42,604	13.76%	$42,811	14.32%	$44,699	14.94%
Interest-bearing deposits:
NOW and Prime accounts	65,394	19.83%	49,258	16.06%	47,186	15.24%	42,806	14.32%	46,478	15.53%
Money market deposits	45,347	13.75%	47,348	15.44%	51,938	16.78%	59,778	20.00%	60,943	20.37%
Savings deposits	26,383	8.00%	24,912	8.12%	25,696	8.30%	27,028	9.04%	27,958	9.34%
Other time deposits	84,214	25.55%	83,069	27.09%	84,520	27.32%	45,961	15.38%	77,295	25.83%
Time deposits $100,000 and over	62,793	19.05%	59,300	19.34%	57,574	18.60%	80,535	26.94%	41,872	13.99%

Total interest-bearing	284,131	86.18%	263,887	86.06%	266,914	86.24%	256,108	85.68%	254,546	85.06%

Total	$329,696	100.00%	$306,636	100.00%	$309,518	100.00%	$298,919	100.00%	$299,245	100.00%

Liquidity

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the Federal Home Loan Bank (FHLB) and other lenders, as well as the ability to liquidate securities available for sale. As of March 31, 2007, we had access to advances of up to 30% of our assets, with access of up to 50% of assets upon our meeting certain eligibility criteria as specified in the FHLB’s Credit and Collateral Policy. Under the 30% limitation, we had remaining credit availability from the FHLB of approximately $80 million, after remaining existing advances of $51.8 million used in a leveraged transaction to purchase securities for our investment portfolio. Advances from the FHLB are secured by a pledge of holdings of stock in the FHLB and a portion of our first mortgage loans. We have also pledged as collateral the leveraged securities purchased with FHLB borrowings. In addition, we also have $30 million of unsecured federal funds lines of credit with correspondent banks, of which all was unused and available as of March 31, 2007.

FHLB Advances as of March 31, 2007		Leveraged Securities as of March 31, 2007
Average Maturity	2.66	Average Maturity	4.46
Average Interest Rate Paid	3.51%	Average Interest Rate Earned	5.34%
Net Interest Expense for 2007	$536,951	Net Interest Income for 2007	$843,026
Advances Outstanding	$51,800,000	Value of Securities	$63,148,021

FHLB Advances as of March 31, 2006		Leveraged Securities as of March 31, 2006
Average Maturity	3.52	Average Maturity	5.37
Average Interest Rate Paid	3.32%	Average Interest Rate Earned	4.78%
Net Interest Expense for 2006	$576,472	Net Interest Income for 2006	$810,602
Advances Outstanding	$61,300,000	Value of Securities	$72,862,769

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and securities available for sale. These average liquid assets totaled approximately $146.5 million and $148.6 million during the three-month periods ended March 31, 2007 and March 31, 2006, respectively, representing 46% and 52% of average total deposits for those periods. The substantial decrease in average liquid assets is due to our increase in loans, payment of substantial dividends in 2006, and pay-downs of over $9.5 million in our FHLB advances.

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

The FDIC Improvements Act of 1991 (“FDICIA”) established five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various measures and certain other factors, as established by regulation. Altrust and the Bank both exceed the capital requirements established for well capitalized banks and bank holding companies under FDICIA guidelines. See the disclosures under the heading “Supervision and Regulation” in our annual report on Form 10-K, for the year ended December 31, 2006, filed with the SEC on April 3, 2007, for more information.

The regulatory capital ratios for the Bank exceed the minimum required ratios, and the Bank has been categorized as “well-capitalized” in the most recent notice received from its primary regulatory agency.

Under new capital rules recently adopted by the Federal Reserve, we are a “small bank holding company” and our capital adequacy can be evaluated for regulatory purposes at the Bank only, and not on the basis of the Company and its subsidiaries on a consolidated basis, until the Company has consolidated assets of $500 million or more. We remained well capitalized at March 31, 2007. Changes in the Bank’s various capital ratios from year-end 2006 presented in the table below resulted primarily from operating income, changes in the unrealized loss on securities portfolio, as stated below.

CAPITAL ADEQUACY RATIOS

	($ in 000’s)
	March 31, 2007	December 31, 2006
Tier 1 regulatory capital	$44,445	$43,184
Tier 2 regulatory capital	$2,640	$2,630

Total regulatory capital	$47,085	$45,814

Risk-weighted assets	$295,818	$289,571

Ratios
Leverage (Tier 1 capital to average assets)	10.46%	10.47%
Tier 1 capital to risk-weighted assets	15.02%	14.91%
Total capital to risk-weighted assets	15.92%	15.82%
Shareholders’ equity to total assets	11.15%	11.23%

*	Above table is derived from the Bank’s Call Report. All ratios are for the Bank only except for the shareholders’ equity to total assets, which is calculated on a consolidated basis and includes redeemable ESOP shares in the calculation of shareholders’ equity.

Shareholders’ Equity

Shareholders’ equity totaled approximately $34.5 million at March 31, 2007, which was a decrease of approximately $.6 million from December 31, 2006 total of $35.1 million. This decrease was primarily due to a $1.95 per share increase, or approximately $2.1 million total increase, in ESOP annual share re-valuation, with a corresponding increase in the redeemable common stock held by ESOP, and was offset by an increase in net income of $1.5 million, and a decrease in unrealized loss on securities of approximately $230,000. This decrease also resulted from the implementation of FIN 48, with a charge of approximately $207,000 to retained earnings as of January 1, 2007.

Effect of New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 was effective for fiscal years beginning after December 31, 2006. The Company adopted Interpretation No. 48 effective January 1, 2007, resulting in a beginning retained earnings adjustment in the amount of $207,497. See Note 5 in the Notes to Consolidated Financial Statements for further information regarding the adoption of this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard.

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

At March 31, 2007, our cumulative one-year gap was a negative $85.3 million, or 19.5% of total assets, which would tend to indicate that our interest-earning assets will re-price during 2007 at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to re-pricing during a given period will in fact undergo significant re-pricing even as market interest rates change. For example, we have a base of core deposits consisting of interest-bearing checking and savings accounts whose average balances and interest rates paid generally fluctuate less than the changes in the levels of market rates of interest. Consequently, these interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin. Because the effects of these interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will actually decrease in a near-term rising interest rate environment, notwithstanding our negative gap, as the rates we are required to pay on these more static interest-bearing deposit accounts fails to keep pace with the increases in interest rates we earn on loans as market rates rise.

The table below summarizes our interest-sensitive assets and liabilities as of March 31, 2007. Variable rate loans are shown in the category of due “One Month to Three Months” because they re-price with changes in the prime-lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. However, payments actually are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, but it has been our experience that these accounts are not as highly rate sensitive as other of our interest-earning assets and interest-bearing liabilities. Accordingly, the following analysis assumes 30% of interest-bearing demand deposit accounts, 50% of money market deposit accounts, and 10% of savings accounts re-price within one year.

INTEREST SENSITIVITY GAP ANALYSIS

AS OF MARCH 31, 2007
(000's)

	Immediate Total	1 Month to 3 Months	4 Months to 12 Months	1 Year to 5-Year	More than 5 Years and Non-Rate Sensitive	Total
Assets
Interest-earning assets:
Interest-bearing deposits					$1,790	$1,790
Securities		$996	$1,163	$32,539	85,240	119,938
Loans	$2,153	48,291	54,047	104,956	42,241	251,688

Total interest-earning assets	$2,153	$49,287	$55,210	$137,495	$129,271	$373,416
Liabilities
MMDA and interest-bearing deposits		$44,296		$66,446		$110,742
Savings deposits		2,638		23,745		26,383
Time deposits		54,308	$79,933	12,767		147,008
Borrowed funds		3,603	7,000	17,500	$26,300	54,403

Total interest-bearing liabilities	$—	$104,845	$86,933	$120,458	$26,300	$338,536

Interest sensitivity gap	$2,153	$(55,558)	$(31,723)	$17,037	$102,971	$34,880

Cumulative sensitivity gap	$2,153	$(53,405)	$(85,128)	$(68,091)	$34,880

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

The Department of Labor has made an inquiry regarding certain practices of the ESOP, to which the Company is in the process of responding. However, the outcome of this inquiry is not currently known.

We have not incurred any penalties for failing to include, in our tax returns, any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to a reportable transaction under the Code that is required to be reported under Code Section 6707A(e).

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006, as well as subsequent filings with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales by Altrust of equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults (by Altrust or the Bank) on payment of principal, interest or other on any senior securities.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted for a vote of shareholders in the first quarter of 2007. The annual meeting of Altrust Financial Corporation’s shareholders will be held May 17, 2007. The only matter to be submitted to a vote of shareholders is the election of directors. Additional information is contained in proxy materials filed with the SEC on April 30, 2007.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 24, are filed (or furnished, as applicable) as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRUST FINANCIAL SERVICES, INC.
(Registrant)

May 15, 2007	By:	/s/ J. Robin Cummings
Date		J. Robin Cummings
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1	Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s Form 10 (Commission file number 0-51298) and incorporated by reference).

Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Company’s Form 10 (Commission file number 0-51298) and incorporated by reference).

Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.