Form 10-Q
period 2007-06-30
ALTRUST FINANCIAL SERVICES INC
filed 2007-08-14
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2007
Common Stock, $0.01 par value	5,485,625

ALTRUST FINANCIAL SERVICES, INC.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006 ***
	(Unaudited)
ASSETS
Cash and due from banks	$18,897,251	$17,091,893
Federal funds sold	5,731,000	1,176,966

Cash and cash equivalents	24,628,251	18,268,859
Securities available for sale	114,338,398	122,459,777
FHLB, Bankers Bank and other stock	3,925,058	4,459,658
Loans, net of unearned fees	261,489,829	246,810,492
Allowance for loan losses	(2,658,233)	(2,630,128)

Loans, net	258,831,596	244,180,364
Premises and equipment, net	13,159,390	15,354,362
Accrued interest and dividends	2,828,010	2,891,447
Other real estate owned	1,366,757	1,110,684
Goodwill	4,716,947	4,716,947
Core deposit intangibles	649,223	725,395
Cash surrender value of life insurance	9,466,209	9,301,187
Deferred tax asset	1,832,429	1,268,149
Other assets	1,589,241	1,306,417

TOTAL ASSETS	$437,331,509	$426,043,246

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest bearing	$45,044,036	$42,749,269
Interest bearing	282,231,219	263,886,657

Total deposits	327,275,255	306,635,926

Capitalized lease obligations	—	2,600,425
Advances from the Federal Home Loan Bank (FHLB)	50,800,000	62,800,000
Federal funds purchased	6,236,014	2,448,000
Accrued interest	1,432,211	1,412,954
Other liabilities	2,097,092	2,253,733

TOTAL LIABILITIES	387,840,572	378,151,038

Commitments and contingencies
Redeemable common stock held by ESOP at fair market value	14,957,511	12,836,264
SHAREHOLDERS’ EQUITY
Common stock, par value of $.01 per share, 10,000,000 shares authorized; 5,485,625 and 5,485,625 shares issued, respectively	54,856	54,856
Capital surplus	16,620,832	16,551,903
Retained earnings	20,083,580	19,765,289
Accumulated other comprehensive loss	(2,225,842)	(1,316,104)

TOTAL SHAREHOLDERS’ EQUITY	34,533,426	35,055,944

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$437,331,509	$426,043,246

***	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
INTEREST INCOME
Interest and fees on loans	$5,072,615	$4,471,221	$9,943,554	$8,496,143
Taxable securities	1,086,601	1,108,796	2,208,771	2,251,858
Tax exempt securities	231,058	229,737	462,003	447,746
Interest on federal funds sold	45,157	48,729	105,239	93,366
Other interest and dividends	48,519	58,827	100,983	111,163

Total interest income	6,483,950	5,917,310	12,820,550	11,400,276

INTEREST EXPENSE
Interest on deposits	2,130,532	1,524,639	4,192,517	2,875,274
Interest on borrowed funds	522,775	680,673	1,126,521	1,335,807

Total interest expense	2,653,307	2,205,312	5,319,038	4,211,081

Net interest income	3,830,643	3,711,998	7,501,512	7,189,195
Provision for loan losses	42,500	149,761	174,500	179,761

Net interest income after provision for loan losses	3,788,143	3,562,237	7,327,012	7,009,434

NONINTEREST INCOME
Service charges on deposits	2,263,025	2,230,857	4,227,321	3,956,184
Insurance commissions	60,025	75,208	110,685	132,715
Other operating income	638,158	229,501	900,496	401,372

Total noninterest income	2,961,208	2,535,566	5,238,502	4,490,271

NONINTEREST EXPENSE
Salaries and employee benefits	1,849,426	1,594,131	3,667,393	3,127,008
Occupancy and equipment expense	618,143	551,959	1,223,826	1,103,145
Professional services	554,505	284,920	697,664	450,611
Core deposit intangible amortization	38,086	38,089	76,172	76,175
Other operating expenses	1,279,893	1,306,188	2,400,511	2,349,815

Total noninterest expense	4,340,053	3,775,287	8,065,566	7,106,754

Income before income taxes	2,409,298	2,322,516	4,499,948	4,392,951
Provision for income taxes	813,551	725,911	1,414,061	1,416,662

Net income	$1,595,747	$1,596,605	$3,085,887	$2,976,289

Other comprehensive income
Unrealized losses on securities available for sale, net of tax	(1,139,089)	(1,117,923)	(909,738)	(1,112,187)

Comprehensive income	$456,658	$478,682	$2,176,149	$1,864,102

Earnings per share:
Basic	$0.29	$0.29	$0.56	$0.54
Diluted	$0.29	$0.29	$0.55	$0.54

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net Income	$3,085,887	$2,976,289
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	174,500	179,761
Depreciation and amortization	816,201	773,953
Stock based compensation expense	68,929	68,681
Deferred income tax benefit	(60,000)	—
Loss on sale of securities available for sale	—	43,404
(Gain) loss on sale of fixed assets	(372,123)	83,389
(Gain) loss on sales of other real estate and repossessed assets	(29,252)	358
Increase in cash surrender value of life insurance	(165,022)	(111,929)
Decrease in accrued interest receivable	63,437	538,080
Increase in accrued interest payable	19,257	123,611
Net change in other assets, liabilities, and other operating activities	(646,964)	100,180

Net cash provided by operating activities	2,954,850	4,775,777

Cash flows from investing activities
Purchase of available-for-sale securities	—	(3,231,668)
Proceeds from sale of securities available-for-sale	—	1,456,172
Proceeds from maturities/calls of securities available-for-sale	6,569,456	6,871,245
Net increase in loans	(15,180,124)	(25,108,479)
Purchases of premises and equipment, net	(832,590)	(1,357,188)
Proceeds from disposition of premises and equipment	2,797,562	—
Proceeds from disposition of other real estate owned	127,570	191,667
Net (increase) decrease in restricted equity securities	534,600	(6,400)

Net cash used in investing activities	(5,983,526)	(21,184,651)

Cash flows from financing activities
Net increase in noninterest bearing deposits	2,294,766	385,880
Net increase in interest bearing deposits	18,344,563	26,458,181
Net increase in fed funds purchased	3,788,014	1,679,000
Net decrease in other borrowings	(12,000,000)	(8,050,000)
Dividends paid	(438,850)	(6,250,981)
Proceeds from the exercise of stock options	—	186,775
Excess tax benefits from share-based payment arrangements	—	43,372
Increase (decrease) in capital lease obligation	(2,600,425)	7,815

Net cash provided by financing activities	9,388,068	14,460,042

Net increase (decrease) in cash and cash equivalents	6,359,392	(1,948,832)
Cash and cash equivalents at beginning of period	18,268,859	23,272,265

Cash and cash equivalents at end of period	$24,628,251	$21,323,433

ALTRUST FINANCIAL SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Supplemental disclosures - cash and noncash
Interest paid	$5,299,781	$3,338,470
Income taxes paid	1,099,288	568,883
Loans transferred to foreclosed real estate	354,392	84,899
FIN 48 adoption	207,497	—
Change in redeemable common stock held by ESOP	2,121,247	—

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE 1 – GENERAL

The accompanying unaudited consolidated financial statements of Altrust Financial Services, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included as part of the Company’s filing on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 3, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal, recurring nature. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim periods. For purposes of this interim report on Form 10-Q, references to “Altrust,” the “Company,” and the pronouns “we,” “us,” and “our” refer to Altrust Financial Services, Inc. and subsidiaries on a consolidated basis, and references to the “Bank” refer to Peoples Bank of North Alabama, our banking subsidiary.

NOTE 2 – INVESTMENT SECURITIES

Securities available for sale at June 30, 2007 and December 31, 2006 are summarized as follows:

June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
Securities available for sale
U.S. Government sponsored entities	$31,493,867	$—	$690,079	$30,803,788
Mortgage-backed securities	51,750,393	90	2,265,989	49,484,494
Corporate bonds	9,644,390	—	78,510	9,565,880
State and municipal securities	25,057,272	9,413	582,449	24,484,236

Totals	$117,945,922	$9,503	$3,617,027	$114,338,398

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
Securities available for sale
U.S. Government sponsored entities	$32,491,305	$2,494	$622,705	$31,871,094
Mortgage-backed securities	57,188,281	59	1,486,995	55,701,345
Corporate bonds	9,665,414	—	21,493	9,643,921
State and municipal securities	25,308,285	66,563	131,431	25,243,417

Totals	$124,653,285	$69,116	$2,262,624	$122,459,777

(1)	Fair values of investments are derived from quoted market prices.

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

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses and certain information about non-accrual loans and loans 90 days past due but still accruing interest for the six months ended June 30, 2007 and the year ended December 31, 2006 follow.

	Six Months Ended
	June 30, 2007	December 31, 2006
Balance, beginning of year	$2,630,128	$2,404,940
Loans charged off	(164,953)	(208,447)
Recoveries on loans previously charged off	18,558	64,654
Provision for loan losses	174,500	368,981

Ending Balance	$2,658,233	$2,630,128

Non performing loans were as follows:

	June 30, 2007	December 31, 2006
Loans past due 90-day still on accrual	$75,095	$—
Non-accrual loans	2,461,481	2,494,345

Total	$2,536,576	$2,494,345

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share based on certain dilution computations is presented below.

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic Earnings Per Share:
Net income	$3,085,887	$2,976,289	$1,595,747	$1,596,605
Weighted average common shares outstanding	5,485,625	5,480,424	5,485,625	5,485,626
Basic earnings per share	$0.56	$0.54	$0.29	$0.29
Diluted Earnings Per Share:
Net income	$3,085,887	$2,976,289	1,595,747	1,596,605
Weighted average common shares outstanding	5,485,625	5,480,424	5,485,625	5,485,626
Add: Dilutive effects of assumed conversions and exercises of stock options based on the treasury method using average market prices for the year	92,927	82,468	92,927	99,826
Weighted average common and dilutive potential common shares outstanding	5,578,552	5,562,892	5,578,552	5,585,452
Diluted earnings per share	$0.55	$0.54	$0.29	$0.29

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE 5 – INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (the “Interpretation”). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. As a result of the implementation of FIN 48, the Company recognized $207,497, including approximately $8,000 for interest, increase in the total tax liability, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.

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

The purpose of the following discussion and analysis is to focus on significant changes in our financial condition from December 31, 2006 to June 30, 2007 and on our results of operations for the three and six month periods ended June 30, 2007 and 2006. Nearly all of our operations are contained in the Bank. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 3, 2007.

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

Our ability to accurately project results or predict the effects of future plans or strategies is inherently limited. Although we believe that the expectations reflected in forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•	Changes in economic and business conditions, including those caused by natural disasters or by acts of war or terrorism, that directly or indirectly affect the financial health of our customer base.

•	Changes in interest rates that affect the pricing and mix of our assets and liabilities, the demand for our financial services and the valuation of our financial assets and liabilities.

•

Changes in laws and regulations, as well as governmental monetary and fiscal policy that significantly affect the activities of the banking industry and the industry’s competitive position relative to other financial service providers.

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

Valuation of Investment Securities

Investment securities can be classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and are reported at amortized cost. As of June 30, 2007, we did not have any securities classified as “held to maturity.” Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. We did not have any securities classified as trading securities as of June 30, 2007. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. All of our investment securities were classified as available-for-sale securities as of June 30, 2007.

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

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We had no other than temporary impairment of our investment securities during the first six months of 2007.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

	June 30, 2007	December 31, 2006
	(in 000’s)
Commitments to grant loans	$18,040	$19,516
Standby letters-of-credit	2,687	2,412
Home equity lines	7,220	7,622
Credit card lines	2,338	2,175

	$30,285	$31,725

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

•

cost and availability of particular sources of funds, such as noninterest-bearing deposits, and our ability to “match” the terms and maturities of our interest-earning assets and interest-bearing liabilities.

Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006

Overview

We had net income of approximately $1.6 million for the three-month period ended June 30, 2007, identical to the net income shown for the same period in 2006. Basic and diluted earnings per share were $0.29 per share in the second quarter of 2006 and $0.29 per share on both a basic and diluted basis in the second quarter of 2007.

For the six month period ended June 30, 2007, net income increased approximately $110,000 to $3.09 million (3.68% increase) from approximately $2.98 million for the same period in 2006. Basic and diluted earnings per share increased from $0.54 in the six months ended June 30, 2006 to $0.56 per share on a basic basis and $0.55 per share on a diluted basis for the six months ended June 30, 2007.

Net Income and Net Interest Income

The similarity in net income for the three-month period ended June 30, 2007 compared to the same period in 2006 was attributable to increased revenues from increased interest and fee income on loans, increased service charges on deposits and a decrease in the provision for loan losses, offset by increased expenses on deposits, decreased borrowings interest expense, and comparable noninterest expense between periods. Interest and fees on loans increased approximately $601,000, or 13%, for the three month period ended June 30, 2007 relative to the same period in 2006, while noninterest income increased approximately $426,000 to $2.96 million for 2007 as compared to $2.54 million for 2006 or 16.8% primarily due to gain on sale of fixed assets. These revenue increases were partially offset by increased interest expense on deposits of approximately $2.13 million for second quarter 2007 versus $1.52 million in the second quarter 2006, due to a 64bps increase in deposit interest rates, and an increase in average interest-bearing deposits of approximately 10%.

The increase in net income for the six month period ended June 30, 2007 was also attributed to a $1.4 million (17%) increase in interest and fees on loans, due to a 40 bps increase in average loan rates, and a $27.9 million (12%) increase in average loan balances over the same period in 2006. Noninterest income also increased six-month period over period by approximately $748,000 (16.66%), driven primarily by an approximate $271,000 (6.9%) increase in service charges on deposits period over period, and a $372,000 gain on the sale of our Albertville branch building. These increases were partially offset by an increase of $1.3 million (46%) in deposit interest expense, resulting from a 73 bps increase in average rates, and also by an 11% increase in average balances of interest-bearing deposits period over period.

Provision for Loan Losses

We recorded a $42,500 provision for loan losses in the second quarter of 2007, compared to a $149,761 provision in the same period of 2006, a decrease of 72%. Net charge-offs totaled approximately $26,000 in the second quarter of 2007 compared to net recoveries of approximately $7,000 in the same period for 2006.

For the six months ended June 30, 2007 we recorded a $174,500 provision for loans losses compared to $179,761 for the same period in 2006. Net charge-offs were approximately $146,000 for six months ended June 30, 2007 and approximately $94,000 for the same period in 2006.

Substantial improvements have been realized in the quality of our loan portfolio through our use of progressive reviews of larger loans, requiring that such loans be approved by our Executive Loan Committee and our board of directors. Tighter underwriting standards have also been implemented, resulting in an improvement in the quality of lending and better collateralization. Our increase of $32.2 million in average loans at the end of the second quarter of 2007 over the end of the second quarter of 2006 resulted in no increased provision due to the above improvements in underwriting standards and overall quality of our loan portfolio, based on our bank’s historical evaluation of net charge-offs and levels of non-performing loans.

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

The percentage of non-performing loans to total loans has decreased from 1.0% at June 30, 2006, to .95% at June 30, 2007.

Noninterest Income

Noninterest income totaled approximately $2.96 million for the second quarter of 2007, up 16.8%, or approximately $426,000 from approximately $2.5 million in the same period ended 2006. In the second quarter of 2007, the primary contributor to the increase in noninterest income was the sale of our Albertville branch building for an approximate gain of $372,000, and an increase of approximately $32,000, or 1.44%, in service charges and fees on deposits. Renewed emphasis has been placed in growing checking deposits as a source of low-cost funding through re-implementation of our High Performance Checking Acquisition Program.

Noninterest income increased approximately $748,000 (16.66%) to $5.2 million compared to $4.5 million for the six month periods ended June 30, 2007 and 2006 respectively. Service charges on deposits accounted for approximately $271,000 of this increase, which was a 6.85% increase period over period, and the gain on sale of the Albertville branch building accounted for approximately $372,000 of the increase.

Noninterest Expense

Total noninterest expense of approximately $4.34 million increased by approximately $560,000 (15%) from approximately $3.78 million in the second quarter of 2007 over 2006. Personnel expense increased 16%, or approximately $255,000, to $1.85 million during the quarter ended June 30, 2007 from $1.59 million for the year-earlier period. Two new branches in Decatur and a new branch in Crane Hill accounted for approximately $130,000 of this increase. Total noninterest expense for the six months ended June 30, 2007 increased approximately $959,000 (13.49%) to approximately $8.1 million from approximately $7.1 million for the same prior year period. The above mentioned new branches accounted for $250,000 of this increase. An approximate 6% increase in wages in 2007, an approximate 13% increase in health insurance premium costs, and an increase from 10% to 15% in ESOP contribution accrual accounted for most of the remaining increases.

Occupancy and equipment expenses increased approximately $66,000 during the second quarter of 2007 compared to the same period in 2006, or approximately 12%, again due to the new branches referenced above. Occupancy and equipment expenses increased approximately $120,000 for the six month period ended June 30, 2007 compared to the same six month period, with the increase again attributable to the new branches.

Professional services increased approximately $270,000 (95%) in the second quarter ended June 30, 2007 over the same prior year period, $45,000 of this quarterly increase was due to consulting fees for strategic planning and most of the remainder due to accounting fees for internal audit work and Sarbanes Oxley compliance preparation. Professional service fees increased approximately $247,000 (55%) for six months ended June 30, 2007 compared to the same year prior period, $60,000 of this increase was again due to the strategic planning consulting, and $50,000 was due to a return to our checking account acquisition program and related consulting fees, and the remainder due to the internal audit and Sarbanes Oxley accounting fees.

Amortization of core deposit intangibles remained steady at approximately $38,000 in both the second quarter of 2007 and 2006, and at $76,000 for the six month period ended June 30, 2007 and the same prior year period. Under the provisions of SFAS No. 142, the value and estimated lives of these intangibles will be periodically evaluated for possible impairment. For more information, see Note 5 to our audited Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 3, 2007. Goodwill is not amortized under SFAS No. 142, but is evaluated at least annually for possible impairment and write-down.

Noninterest expense increased to $8.1 million, or 13.49%, from $7.1 million for the six month period ended June 30, 2007 compared to the same period in 2006. This increase was minimally due to a $540,000 increase in salaries and wages, a $120,000 increase in occupancy expense, and $247,000 increase in professional services, all for reasons mentioned above.

Income Taxes

For the six months ended June 30, 2007, income tax expense increased by approximately $88,000, or 12%, to approximately $814,000 from approximately $726,000 in the corresponding period of 2006. These levels represent an effective tax rate on pre-tax earnings of 34% and 31% for the three-month periods ended June 30, 2007 and 2006, respectively.

For the six months ended June 30, 2007, income tax expense remained stable at $1.4 million compared to the same amount for the same period in 2006, with effective tax rates of 31% and 32% for the current and prior periods.

FINANCIAL CONDITION

Overview

During the six months ended June 30, 2007, our total assets increased by approximately $11 million, or 2.65%, to approximately $437 million from approximately $426 million at December 31, 2006. This increase resulted primarily from a $14.7 million increase in loans, an $8.1 million decrease in investment securities available for sale, and a $2.2 million decrease in premises and equipment due to a sale of our Albertville branch building which had been a capital lease property. Discussion of these changes follows.

Loans

Total loans increased approximately $14.7 million, or 6%, from year-end 2006 to June 30, 2007, and were up 10%, or approximately $24.6 million, from June 30, 2006. This increase in 2007 total loans was attributable primarily to an increase in residential real estate loans, which increased $6 million, and commercial loans which increased approximately $4.7 million, and commercial real estate loans increasing $3.6 million from December 31, 2006. The increase from June 30, 2006 to June 30, 2007, was again due to emphasis in both our residential real estate and commercial real estate loan growth. The following table shows loan balances by type of loan at June 30, 2007 and 2006, and December 31, 2006:

LOANS OUTSTANDING

( in 000’s)

	June 30, 2007	June 30, 2006	December 31, 2006
Commercial, financial and agricultural	$31,875	$27,232	$27,176
Real estate—commercial, construction and other	25,500	14,448	21,888
Real estate—residential mortgage	182,736	173,775	176,743
Other	21,379	21,464	21,003

Total loans	$261,490	$236,919	$246,810

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

Activity in the allowance for loan losses is as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	December 31, 2006
Balance, beginning of year	$2,630,128	$2,404,940	$2,404,940
Loans charged off	(164,953)	(131,235)	(208,447)
Recoveries on loans previously charged off	18,558	37,225	64,654
Provision for loan losses	174,500	179,761	368,981

Ending Balance	$2,658,233	$2,490,691	$2,630,128

Non performing loans were as follows:

		June 30, 2007	December 31, 2006
Loans past due 90-days still on accrual		$75,095	$—
Non-accrual loans		2,461,481	2,494,345

Total		$2,536,576	$2,494,345

The following table presents the levels of quarterly charge-offs and recoveries to average loans:

Charge-offs and Recoveries Analysis

(in 000's)

	Year to Date	Year to Date	Year to Date	Quarterly	Quarterly	YTD	Quarterly	Year to Date
Year to Date Ended	Charge-offs ($)	Recoveries ($)	Net ($)	Net Charge- offs ($)	Average Loans ($)	Average Loans ($)	% Net Charge-offs to QTD Avg. Loans	Annualized % Net Charge-offs to YTD Avg. Loans
6/30/2007	165	19	146	26	257,996	253,624	0.0101%	0.1151%
3/31/2007	131	9	122	122	250,219	250,219	0.0488%	0.1950%
12/31/2006	209	65	144	37	241,617	233,621	0.0153%	0.0616%
9/30/2006	155	48	107	13	230,638	240,271	0.0054%	0.0619%
6/30/2006	131	37	94	(7)	225,749	230,890	-0.0030%	0.0833%
3/31/2006	110	9	101	101	220,545	220,545	0.0458%	0.1832%

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

We estimate our allowance for loan losses based upon the type of loan, and whether or not the credit has been classified as special mention, substandard, doubtful or loss. In addition to an allowance for classified loans, we also provide for a general reserve on unclassified loans based on historical loss experience adjusted for economic and environmental factors.

Non-Performing Assets

Non-performing assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns about our ability to collect the loan’s outstanding principal and interest, and generally when loans are 90 days or more past due. While non-performing assets represent potential losses to us, we do not expect them to result in any material losses because we believe most of our non-performing loans to be adequately secured. We do not have any commitments to lend additional funds to borrowers under loans on non-accrual status as of June 30, 2007.

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

Generally, we evaluate loans for impairment when a loan is internally risk rated and included on our internal “watch list.” The watch list includes all non-accrual loans and all loans contractually past due 90 days or more and still accruing interest. The watch list also includes other loans that have documentation deficiencies or where management has learned additional information about the borrower that calls into doubt the borrower’s repayment ability. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on non-accrual status. The aggregate amount of the watch list loans that may be impaired as of June 30, 2007 was approximately $7.3 million, as compared to approximately $7.6 million at December 31, 2006. Even though borrowers of watch list loans (other than non-accrual and non-performing loans) are expected to make payments of principal and interest as contractually scheduled, these loans are still evaluated for impairment. Impairment with regard to substantially all of our impaired loans has been measured based on the fair value of the underlying collateral.

The following table sets forth information relating to our non-performing assets for the periods indicated:

NON-PERFORMING ASSETS

(000’s)

	June 30, 2007	December 31, 2006
Loans accounted for on a non-accrual basis	$2,461	$2,494
Restructured loans	17	—

Total non-performing loans	2,478	2,494
Foreclosed assets and surplus banking property	1,367	1,111
Total non-performing assets	$3,845	$3,605

Loans 90 days past due still accruing	$75	$—
Ratios:

Total non-performing assets to total loans	1.47%	1.46%
Allowance for loan losses to non-performing loans	107.26%	105.45%
Loans 90 days past due still accruing to loans	0.03%	0.00%

Investment Securities

The investment securities portfolio balance declined approximately $8.12 million, or 6.6%, between December 31, 2006 and June 30, 2007, primarily due to normal pay-downs on mortgage-backed securities of $5.4 million, and normal maturities of $1.2 million. We continued to carry our entire investment securities portfolio as available-for-sale during the six months ended June 30, 2007. A decrease in market valuation of the securities portfolio resulted in an increase in unrealized loss (net of tax effect) from $1.32 million to $2.23 million during the period. The cumulative change in the unrealized losses was primarily driven by a downturn in the mortgage-backed securities market led by the securities backed by sub-prime mortgages; although we do not hold such securities the market value for prime based securities was affected.

Since December 31, 2006, we have made $12 million in scheduled pay downs on Federal Home Loan Bank (“FHLB”) advances, which resulted in corresponding declines of approximately $535,000 in required holdings of FHLB stock, which stock was sold back to the FHLB at par. We realized no significant changes in our Banker’s Bank or CBAA Services, Inc. common stock investments during the three months ended June 30, 2007.

The following table presents the maturities of our investment securities at June 30, 2007:

	Maturities of Available for Sale Investment Securities Fair Market Value June 30, 2007 (000's)
	Within 1 Year	After one through five years	After five through ten years	After ten Years
Investment securities available for sale:
U.S. Government-sponsored entities	$992	$22,946	$4,950	$1,916
Mortgage-backed securities	—	3,657	9,907	35,920
Corporate bonds	—	1,109	—	8,457
State and municipal securities	174	4,518	10,106	9,686

Total investment securities available for sale	$1,166	$32,230	$24,963	$55,979

Deposits

Deposits at June 30, 2007 were up $20.6 million or 6.73% from the level at year-end 2006. Total deposits increased by approximately $28.4 million, or 9.49%, at June 30, 2007 compared to June 30, 2006. Deposit growth for the six month period ended June 30, 2007 was largely due to new interest-bearing deposits resulting from our certificate of deposit marketing program, involving higher rates to compete primarily in the Cullman market.

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

The following table presents the composition of deposits (in 000s) at June 30, 2007 and at the end of the previous four quarters:

DEPOSIT COMPOSITION

	2007				2006
	June 30		March 31		December 31		September 30		June 30
Noninterest-bearing demand deposits	$45,044	13.76%	$45,565	13.82%	$42,749	13.94%	$42,604	13.76%	$42,811	14.32%
Interest-bearing deposits:
NOW and Prime accounts	66,158	20.21%	65,394	19.83%	49,258	16.06%	47,186	15.24%	42,806	14.32%
Money market deposits	45,665	13.95%	45,347	13.75%	47,348	15.44%	51,938	16.78%	59,778	20.00%
Savings deposits	25,032	7.65%	26,383	8.00%	24,912	8.12%	25,696	8.30%	27,028	9.04%
Other time deposits	85,831	26.23%	84,214	25.55%	83,069	27.09%	84,520	27.32%	45,961	15.38%
Time deposits $100,000 and over	59,545	18.20%	62,793	19.05%	59,300	19.34%	57,574	18.60%	80,535	26.94%

Total interest bearing	282,231	86.24%	284,131	86.18%	263,887	86.05%	266,914	86.24%	256,108	85.68%

Total	$327,275	100.00%	$329,696	100.00%	$306,636	100.00%	$309,518	100.00%	$298,919	100.00%

Liquidity

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the Federal Home Loan Bank (FHLB) and other lenders, as well as the ability to liquidate securities available for sale. As of June 30, 2007, we had access to advances of up to 30% of our assets, with access of up to 50% of assets upon our meeting certain eligibility criteria as specified in the FHLB’s Credit and Collateral Policy. Under the 30% limitation, we had remaining credit availability from the FHLB of approximately $80.4 million, after remaining existing advances of $50.8 million used in a leveraged transaction to purchase securities for our investment portfolio. Advances from the FHLB are secured by a pledge of holdings of stock in the FHLB and a portion of our first mortgage loans. We have also pledged as collateral the leveraged securities purchased with FHLB borrowings. In addition, we also have $30 million of available unsecured federal funds lines of credit with correspondent banks, of which $6.2 million was used as of June 30, 2007.

FHLB Advances as of June 30, 2007		Leveraged Securities as of June 30, 2007
Average Maturity	2.44	Average Maturity	5.03
Average Interest Rate Paid	3.51%	Average Interest Rate Earned	4.86%
Net Interest Expense for 2007	$1,048,914	Net Interest Income for 2007	$1,443,972
Advances Outstanding	$50,800,000	Value of Securities	$59,422,708

FHLB Advances as of June 30, 2006		Leveraged Securities as of June 30, 2006
Average Maturity	3.29	Average Maturity	5.41
Average Interest Rate Paid	3.70%	Average Interest Rate Earned	4.82%
Net Interest Expense for 2006	$1,183,048	Net Interest Income for 2006	$1,728,864
Advances Outstanding	$70,300,000	Value of Securities	$71,737,089

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and securities available for sale. These average liquid assets totaled approximately $144.7 million and $151.4 million during the six-month periods ended June 30, 2007 and June 30, 2006, respectively, representing 45% and 52% of average total deposits for those periods. The substantial decrease in average liquid assets is due to our increase in loans, and pay-downs of $19.5 million in our FHLB advances from June 30, 2006 to June 30, 2007.

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

Under new capital rules recently adopted by the Federal Reserve, we are a “small bank holding company” and our capital adequacy can be evaluated for regulatory purposes at the Bank only, and not on the basis of the Company and its subsidiaries on a consolidated basis, until the Company has consolidated assets of $500 million or more. We remained well capitalized at June 30, 2007. Changes in the Bank’s various capital ratios from year-end 2006 presented in the table below resulted primarily from operating income and changes in the unrealized loss on securities portfolio, as stated below.

CAPITAL ADEQUACY RATIOS

	($ in 000’s)
	June 30, 2007	December 31, 2006
Tier 1 regulatory capital	$45,370	$43,184
Tier 2 regulatory capital	$2,658	$2,630

Total regulatory capital	$48,028	$45,814

Risk-weighted assets	$302,634	$289,571

Ratios
Leverage (Tier 1 capital to average assets)	10.58%	10.47%
Tier 1 capital to risk-weighted assets	14.99%	14.91%
Total capital to risk-weighted assets	15.87%	15.82%
Shareholders’ equity to total assets	11.32%	11.23%

*	Above table is derived from the Bank’s Call Report. All ratios are for the Bank only except for the shareholders’ equity to total assets, which is calculated on a consolidated basis and includes redeemable ESOP shares in the calculation of shareholders’ equity.

Shareholders’ Equity

Shareholders’ equity totaled approximately $34.5 million at June 30, 2007, which was a decrease of approximately $.6 million from the December 31, 2006 total of approximately $35.1 million. This decrease was primarily due to a $1.95 per share increase, or approximately $2.1 million total increase, in ESOP annual share re-valuation, with a corresponding increase in the redeemable common stock held by ESOP, which was offset by net income of $3.1 million, and further reduced by an increase in unrealized loss on securities of approximately $910,000. This decrease also resulted from the implementation of FIN 48, with a charge of approximately $207,000 to retained earnings as of January 1, 2007.

Effect of New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is analyzing SFAS 157 to determine the impact of adoption.

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

We manage our exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee (“ALCO”). The ALCO meets periodically to monitor interest rate risk exposure and to implement strategies to reduce the effects of interest rate fluctuations on our balance sheet and earnings. A key component of our interest rate risk management policy is the maintenance of an appropriate mix of interest-earning assets, which consists primarily of intermediate and long-term loans and investment securities, and interest-bearing liabilities, consisting primarily of customer deposits. To achieve an appropriate asset/liability mix, the ALCO uses interest rate sensitivity “gap” analysis to match the scheduled re-pricing and maturities of our interest-earning assets and our interest-bearing liabilities within defined time periods. The interest rate sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within a given period of time. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitivity liabilities exceeds the amount of interest rate sensitive assets. A negative gap typically indicates that rising interest rates will negatively affect net interest income while a positive gap typically indicates that rising interest rates will result in improvements in net interest income. Conversely, falling interest rates typically result in improvements to net interest income when a negative gap exists but have a negative effect on net interest income when a positive gap exists.

At June 30, 2007, our cumulative one-year gap was a negative $78.5 million, or 17.95% of total assets, which would tend to indicate that our interest-earning assets will re-price during 2007 at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to re-pricing during a given period will in fact undergo significant re-pricing even as market interest rates change. For example, we have a base of core deposits consisting of interest-bearing checking and savings accounts whose average balances and interest rates paid generally fluctuate less than the changes in the levels of market rates of interest. Consequently, these interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin. Because the effects of these interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will actually decrease in a near-term rising interest rate environment, notwithstanding our negative gap, as the rates we are required to pay on these more static interest-bearing deposit accounts fails to keep pace with the increases in interest rates we earn on loans as market rates rise.

The table below summarizes our interest-sensitive assets and liabilities as of June 30, 2007. Variable rate loans are shown in the category of due “One Month to Three Months” because they re-price with changes in the prime-lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. However, payments actually are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, but it has been our experience that these accounts are not as highly rate sensitive as other of our interest-earning assets and interest-bearing liabilities. Accordingly, the following analysis assumes 30% of interest-bearing demand deposit accounts, 50% of money market deposit accounts, and 10% of savings accounts re-price within one year.

INTEREST SENSITIVITY GAP ANALYSIS

AS OF JUNE 30, 2007 (000's)
	Immediate Total	1 Month to 3 Months	4 Months to 12 Months	1 Year to 5-Year	More than 5 Years and Non-Rate Sensitive	Total
Assets
Interest-earning assets:
Interest-bearing deposits					$764	$764
Securities		$—	$1,166	$32,230	80,942	114,338
Loans	$2,343	46,155	60,639	109,231	43,122	261,490

Total interest-earning assets	$2,343	$46,155	$61,805	$141,461	$124,828	$376,592

Liabilities
MMDA and interest-bearing deposits		$44,729		$67,094		$111,823
Savings deposits		2,503		22,529		25,032
Time deposits		60,552	$71,787	13,038		145,377
Borrowed funds	8,236	0	1,000	21,500	$26,300	57,036

Total interest-bearing liabilities	$8,236	$107,784	$72,787	$124,161	$26,300	$339,268

Interest sensitivity gap	$(5,893)	$(61,629)	$(10,982)	$17,300	$98,528	$37,324

Cumulative sensitivity gap	$(5,893)	$(67,522)	$(78,504)	$(61,204)	$37,324

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

Also, the effects of recent turmoil in the residential mortgage markets and in residential housing markets, including declining liquidity, increasing interest rates and declining values and liquidity of residences in various markets, could result in further price reductions in single family home prices and a lack of liquidity in the primary and secondary mortgage markets. These factors could adversely affect the value of collateral of our loans secured by residential mortgages, including creating discrepancies in value between the original appraisal and the current value, and could also adversely affect the valuation of securities in our investment portfolio, resulting in further increases in unrealized losses, especially on mortgage backed securities, due to valuation declines.

The risks described above and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales by Altrust of equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults (by Altrust or the Bank) on payment of principal, interest or other on any senior securities.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The annual meeting of Altrust Financial Corporation’s shareholders was held May 17, 2007.This meeting was held for the purpose of considering the election of of seven directors, each of whom will serve for a one-year term and until their successors shall have been duly elected and qualified. Messrs J. Robin Cummings, G. Whit Drake, N. Jasper Estes, Cecil Alan Walker, Terry Neal Walker, Timothy Dudley Walker, and Brian C. Witcher were all elected to the Board of Directors. The vote totals were as follows:

	Votes cast for Election	Votes cast against Election*
J. Robin Cummings	3,422,368	-
G. Whit Drake	3,421,088	1,280
N. Jasper Estes	3,422,368	-
Cecil Alan Walker	3,422,368	-
Terry Neal Walker	3,419,888	2,480
Timothy Dudley Walker	3,415,438	6,930
Brian C. Witcher	3,421,803	565
*Including abstentions and broker non-votes

Additional information is contained in proxy materials filed with the SEC on April 30, 2007.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 30, are filed (or furnished, as applicable) as part of this report.

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1	Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s Form 10 (Commission file number 0-51298) and incorporated by reference).

Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Company’s Form 10 (Commission file number 0-51298) and incorporated by reference).

Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRUST FINANCIAL SERVICES, INC.
(Registrant)

	By:	/s/ J. Robin Cummings
August 14, 2007		J. Robin Cummings
Date		President and Chief Executive Officer