Form 10-K/A
period 2006-12-31
ALTRUST FINANCIAL SERVICES INC
filed 2007-10-31
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under Items 10 through 14 of Part III of this Report were incorporated by reference from the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders that was filed on April 3, 2007.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Altrust Financial Services (“Altrust”) is being filed solely to include a signed form of the Report of Independent Registered Public Accounting Firm from Dixon Hughes PLLC, which was inadvertently not included in Altrust’s Form 10-K filed on April 3, 2007.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the original Form 10-K. Except for the change stated above, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission made subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

April 2, 2007

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cullman, State of Alabama, on October 31, 2007.

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