Form 10-Q
period 2007-09-30
ALTRUST FINANCIAL SERVICES INC
filed 2007-11-14
CIK 1174771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2007
Common Stock, $0.01 par value	5,487,225

ALTRUST FINANCIAL SERVICES, INC.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006 ***
	(Unaudited)
ASSETS
Cash and due from banks	$21,650,005	$17,091,893
Federal funds sold	10,286,980	1,176,966
Cash and cash equivalents	31,936,985	18,268,859
Securities available for sale	113,390,594	122,459,777
FHLB, Bankers Bank and other stock	3,902,558	4,459,658
Loans, net of unearned fees	277,447,140	246,810,492
Allowance for loan losses	(3,062,547)	(2,630,128)

Loans, net	274,384,593	244,180,364
Premises and equipment, net	13,686,695	15,354,362
Accrued interest and dividends	3,515,657	2,891,447
Other real estate owned	1,418,173	1,110,684
Goodwill	4,716,947	4,716,947
Core deposit intangibles	611,138	725,395
Cash surrender value of life insurance	9,547,653	9,301,187
Deferred tax asset	1,235,865	1,268,149
Other assets	2,087,798	1,306,417

TOTAL ASSETS	$460,434,656	$426,043,246

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest bearing	$48,298,901	$42,749,269
Interest bearing	287,119,903	263,886,657

Total deposits	335,418,804	306,635,926

Capitalized lease obligations	—	2,600,425
Advances from the Federal Home Loan Bank (FHLB)	51,300,000	62,800,000
Federal funds purchased	—	2,448,000
Accrued interest	1,514,140	1,412,954
Junior subordinated debentures	18,557,000	—
Other liabilities	2,372,933	2,253,733

TOTAL LIABILITIES	409,162,877	378,151,038

Commitments and contingencies
Redeemable common stock held by ESOP at fair market value	14,957,511	12,836,264
SHAREHOLDERS’ EQUITY
Common stock, par value of $.01 per share, 10,000,000 shares authorized; 5,487,225 and 5,485,625 shares issued, respectively	54,872	54,856
Capital surplus	16,721,022	16,551,903
Retained earnings	20,755,699	19,765,289
Accumulated other comprehensive loss	(1,217,325)	(1,316,104)

TOTAL SHAREHOLDERS’ EQUITY	36,314,268	35,055,944

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$460,434,656	$426,043,246

***	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
INTEREST INCOME
Interest and fees on loans	$5,562,360	$4,616,514	$15,505,914	$13,112,657
Taxable securities	1,069,117	1,096,482	3,277,888	3,348,340
Tax exempt securities	231,007	232,320	693,010	680,066
Interest on federal funds sold	21,332	52,160	126,570	145,526
Other interest and dividends	53,519	65,110	154,502	176,273

Total interest income	6,937,335	6,062,586	19,757,884	17,462,862

INTEREST EXPENSE
Interest on deposits	2,213,516	1,756,297	6,406,032	4,631,571
Interest on borrowed funds	542,346	706,294	1,668,867	2,042,101

Total interest expense	2,755,862	2,462,591	8,074,899	6,673,672

Net interest income	4,181,473	3,599,995	11,682,985	10,789,190
Provision for loan losses	508,816	99,220	683,316	278,981

Net interest income after provision for loan losses	3,672,657	3,500,775	10,999,669	10,510,209

NONINTEREST INCOME
Service charges on deposits	2,296,917	2,253,607	6,524,238	6,209,791
Insurance commissions	75,609	46,810	186,294	179,525
Other operating income	221,705	220,784	1,096,451	609,832

Total noninterest income	2,594,231	2,521,201	7,806,983	6,999,148

NONINTEREST EXPENSE
Salaries and employee benefits	2,029,368	1,881,269	5,696,760	5,008,277
Occupancy and equipment expense	640,996	617,991	1,864,822	1,721,136
Professional services	518,443	204,265	1,216,107	654,876
Loss / (gain) on disposition of other real estate owned	10,520	1,331	(15,829)	(10,635)
Core deposit intangible amortization	38,086	38,086	114,258	114,261
Other operating expenses	1,213,541	1,075,602	3,614,652	3,425,059

Total noninterest expense	4,450,954	3,818,544	12,490,770	10,912,974

Income before income taxes	1,815,934	2,203,432	6,315,882	6,596,383
Provision for income taxes	704,965	721,499	2,119,026	2,138,161

Net income	$1,110,969	$1,481,933	$4,196,856	$4,458,222

Other comprehensive income
Unrealized gains on securities available for sale, net of tax	1,008,517	1,270,670	98,779	132,442
Reclassification adjustment (included in net income, net of tax)	—	—	—	26,041

Comprehensive income	$2,119,486	$2,752,603	$4,295,635	$4,616,705

Earnings per share:
Basic	$0.20	$0.27	$0.77	$0.81
Diluted	0.20	0.27	0.75	0.80

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$4,196,856	$4,458,222
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	683,316	278,981
Provision for other real estate loss	—	10,992
Depreciation and amortization	1,195,621	1,194,361
Stock based compensation expense	156,735	103,392
Loss on sale of securities available for sale	—	43,403
(Gain) loss on sale of fixed assets	(385,040)	83,389
Gain on sales of other real estate and repossessed assets	(15,829)	(10,635)
Increase in cash surrender value of life insurance	(246,466)	(193,373)
(Increase) decrease in accrued interest receivable	(624,210)	192,582
Increase in accrued interest payable	101,186	463,056
Net change in other assets, liabilities, and other operating activities	(959,152)	949,478

Net cash provided by operating activities	4,103,017	7,573,848

Cash flows from investing activities
Purchase of available-for-sale securities	—	(3,231,668)
Proceeds from sale of securities available-for-sale	—	1,456,172
Proceeds from maturities/calls of securities available-for-sale	9,085,859	10,132,941
Net increase in loans	(31,372,937)	(29,659,366)
Purchases of premises and equipment, net	(1,635,277)	(1,529,878)
Proceeds from disposition of premises and equipment	2,810,479	—
Proceeds from disposition of other real estate owned	193,732	191,667
Net decrease in restricted equity securities	557,100	376,100

Net cash used in investing activities	(20,361,044)	(22,264,032)

Cash flows from financing activities
Net increase in non-interest bearing deposits	5,549,632	179,067
Net increase in interest bearing deposits	23,233,246	37,263,226
Net decrease in advances from the Federal Home Loan Bank	(11,500,000)	(15,550,000)
Net decrease in federal funds purchased	(2,448,000)	—
Dividends paid	(877,700)	(6,400,150)
Proceeds from the exercise of stock options	12,400	186,775
Proceeds from issuance of subordinated debentures	18,557,000	—
Excess tax benefits from share-based payment arrangements	—	43,372
Decrease in capital lease obligation	(2,600,425)	(364,128)

Net cash provided by financing activities	29,926,153	15,358,162

Net increase in cash and cash equivalents	13,668,126	667,978
Cash and cash equivalents at beginning of period	18,268,859	23,272,265

Cash and cash equivalents at end of period	$31,936,985	$23,940,243

ALTRUST FINANCIAL SERVICES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

Supplemental disclosures - cash and noncash
Interest paid	$7,937,693	$6,210,616
Income taxes paid	1,899,228	1,514,612
Loans transferred to foreclosed real estate	485,392	153,333
Change in redeemable common stock held by ESOP	2,121,247	—
FIN 48 adoption	207,497	—
Tax benefit of dividend paid to ESOP and used to repay debt	—	225,984

See accompanying notes to consolidated financial statements.

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE 1 – GENERAL

The accompanying unaudited consolidated financial statements of Altrust Financial Services, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included as part of the Company’s filing on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 3, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations of the interim periods have been made. All such adjustments are of a normal, recurring nature. Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim periods. For purposes of this quarterly report on Form 10-Q, references to “Altrust,” the “Company,” and the pronouns “we,” “us,” and “our” refer to Altrust Financial Services, Inc. and subsidiaries on a consolidated basis, and references to the “Bank” refer to Peoples Bank of North Alabama, our banking subsidiary.

NOTE 2 – INVESTMENT SECURITIES

Securities available for sale at September 30, 2007 and December 31, 2006 are summarized as follows:

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
Securities available for sale
U.S. Government sponsored entities	$31,495,148	$—	$422,507	$31,072,641
Mortgage-backed securities	49,205,760	64	1,394,564	47,811,260
Corporate bonds	9,635,528	—	65,698	9,569,830
State and municipal securities	25,027,131	42,048	132,316	24,936,863

Totals	$115,363,567	$42,112	$2,015,085	$113,390,594

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
Securities available for sale
U.S. Government sponsored entities	$32,491,305	$2,494	$622,705	$31,871,094
Mortgage-backed securities	57,188,281	59	1,486,995	55,701,345
Corporate bonds	9,665,414	—	21,493	9,643,921
State and municipal securities	25,308,285	66,563	131,431	25,243,417

Totals	$124,653,285	$69,116	$2,262,624	$122,459,777

(1)	Fair values of investments are derived from quoted market prices.

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

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses and certain information about non-accrual loans and loans 90 days past due but still accruing interest for the nine months ended September 30, 2007 and the year ended December 31, 2006 follow.

Activity in the allowance for loan losses is as follows:

	Nine Months Ended September 30, 2007	December 31,0 2006
Balance, beginning of year	$2,630,128	$2,404,940
Loans charged off	(274,568)	(208,447)
Recoveries on loans previously charged off	23,671	64,654
Provision for loan losses	683,316	368,981

Ending Balance	$3,062,547	$2,630,128

Non performing loans were as follows:

	September 30, 2007	December 31, 2006
Loans past due 90-days still on accrual	$17,560	$—
Non-accrual loans	3,034,079	2,494,345

Total	$3,051,639	$2,494,345

NOTE 4 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share based on certain dilution computations is presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic Earnings Per Share:
Net income	$1,110,969	$1,481,933	$4,196,856	$4,458,222
Weighted average common shares outstanding	5,485,642	5,485,625	5,485,631	5,482,164
Basic earnings per share	$0.20	$0.27	$0.77	$0.81
Diluted Earnings Per Share:
Net income	$1,110,969	$1,481,933	$4,196,856	$4,458,222
Weighted average common shares outstanding	5,485,642	5,485,625	5,485,631	5,482,164
Add: Dilutive effects of assumed conversions and exercises of stock options based on the treasury method using average market prices for the year	105,460	87,738	113,842	84,317
Weighted average common and dilutive potential common shares outstanding	5,591,102	5,573,363	5,599,473	5,566,481
Diluted earnings per share	$0.20	$0.27	$0.75	$0.80

ALTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The Company’s federal and state income tax returns are open and subject to examination from the 2004 tax return year and forward.

NOTE 6 – JUNIOR SUBORDINATED DEBENTURES

During the third quarter of 2007, the Company organized Altrust Financial Services Statutory Trust I (the “Trust”), which issued $18,000,000 of trust preferred securities. As a result of this transaction, the Company recorded additional long term liability of $18,557,000 related to the issuance by the Company of $18,557,000 of junior subordinated debentures to Trust and other assets of $557,000 related to the Company’s purchase of 100% of the common stock of Trust. The trust preferred securities issued by the Trust and junior subordinated debentures issued by the Company to the Trust each bear interest at a rate for the period beginning on (and including) the date of original issuance and ending on (but excluding) the interest payment date in December 2012 at a rate per annum of 6.988%, and shall bear interest for each successive distribution period beginning on or after the interest payment date in December 2012 at a rate per annum equal to the 3-Month LIBOR plus 2.10%.

The trust preferred securities have 30 year maturities, but are callable at par at the option of the Company after five years from the date of issuance.

In accordance with FASB Interpretation No. 46R, the Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trust. However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities.

NOTE 7 – SUBSEQUENT EVENTS

Reorganization. As of November 13, 2007, Altrust entered into an Agreement and Plan of Reorganization (the “Agreement”) with Holly Pond Corp., an Alabama corporation and wholly owned subsidiary of the Company, (“Merger Sub”). Under the terms of the Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”).

Upon completion of the Merger, the Company expects to have fewer than 300 shareholders of record, and therefore expects to become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934. In addition, the Company expects to have fewer than 100 shareholders, as calculated for purposes of Subchapter S of the Internal Revenue Code (the “Code”), and therefore expects to elect S-corporation status under the Code effective for the tax year beginning January 1, 2008, or as soon as it completes all requirements for making the S-corporation election.

At the effective time of the Merger, each outstanding share of the Company’s common stock held by shareholders who are not eligible to be S-corporation shareholders or who do not otherwise comply with the other requirements set forth in the Agreement will be exchanged for cash at a rate of $17.25 per share. Additionally, each outstanding share of the Company’s common stock held by a shareholder (other than one of the Company’s directors or executive officers) who is the record holder of 6,400 or fewer shares will be exchanged for cash at the same per share rate, unless such holder is an S-eligible shareholder and a family member of an S-eligible shareholder who holds more than 6,400 shares. All other shareholders will continue as shareholders after the effective time of the Merger.

Consummation of the Merger is not subject to a financing condition, but is subject to approval of the Agreement by the Company’s shareholders pursuant to Alabama law. Further, because all of the Company’s directors and executive officers will continue as shareholders after the Merger (even if they currently hold 6,400 or fewer shares), and because they have interests that may be different than those of the Company’s other shareholders, the Agreement requires the approval by a majority of the votes entitled to be cast by unaffiliated shareholders (those shareholders holding 6,400 or fewer shares—other than directors or executive officers—or who are otherwise not eligible to be S-corporation shareholders) or who are otherwise only entitled to cash in the merger at the date of determination. The Company expects to consummate the Merger in late December 2007.

Loan Fraud Discovery. In November 2007 management discovered that a now former loan officer at the Bank’s Albertville branch has made a series of fraudulent loans dating back to 2006. Having reviewed the loan officer’s loan portfolio, management currently estimates the total amount of the fraudulent loans to be approximately $360,000. Management is currently assessing the full scope of the fraudulent activity and what effect, if any, it will have on the Company’s financial condition and results of operations, but based on initial estimates, losses of approximately $360,000 are expected, less any insurance coverage, which is subject to our $50,000 deductible.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to focus on significant changes in our financial condition from December 31, 2006 to September 30, 2007 and on our results of operations for the three and nine months ended September 30, 2007 and 2006. Nearly all of our operations are contained in the Bank. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes in Item 1. This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 3, 2007.

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

Valuation of Investment Securities

Investment securities can be classified into three categories. Debt securities that we have the intent and ability to hold to maturity are classified as “held-to-maturity securities” and are reported at amortized cost. As of September 30, 2007, we did not have any securities classified as “held to maturity.” Debt and equity securities that are bought and held with the intent to sell the securities in the near term are classified as “trading securities” and reported at their fair value, with unrealized gains and losses included in earnings. We did not have any securities classified as trading securities as of September 30, 2007. Debt securities not classified as either held-to-maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income. All of our investment securities were classified as available-for-sale securities as of September 30, 2007.

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

Management conducts regular reviews to assess whether the values of our investments are impaired and whether any such impairment is other than temporary. If management determines that the value of any investment is other-than-temporarily impaired, we record a charge against earnings equal to the amount of the impairment. The determination of whether other-than-temporary impairment has occurred involves significant assumptions, estimates and judgments by management. Changing economic conditions – global, regional or related to industries of specific issuers – could adversely affect these values. We had no other than temporary impairment of our investment securities during the first nine months of 2007.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no material unconditional purchase obligations that were not recorded on the balance sheet.

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

	Contract Amount (in 000's)
	September 30, 2007	December 31, 2006
Commitments to grant loans	$25,817	$19,516
Standby letters-of-credit	2,674	2,412
Home equity lines	7,924	7,622
Credit card lines	2,330	2,175

	$38,745	$31,725

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

As noted in “Note 6—Junior Subordinated Debentures” in the Notes to Consolidated Financial Statements, the Company recorded an additional long term liability of $18,557,000 related to the issuance by the Company of $18,557,000 of junior subordinated debentures and other assets of $557,000 related to the Company’s purchase of 100% of the common stock of the newly organized Altrust Financial Services Statutory Trust I (the “Trust”). The trust preferred securities issued by the Trust have 30 year maturities, but are callable at par at the option of the Company after five years from the date of issuance. The Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities.

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

Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

Overview

We had net income of approximately $1.1 million for the three-month period ended September 30, 2007, a decline from $1.5 million of net income for the three-month period ended September 30, 2006. An increase of approximately $410,000 in the provision for loan losses in the current quarter over the same quarter last year was made due to growth in commercial lending and economic downturns in the real estate markets. Additionally, greater professional fee expense continues to result from Sarbanes Oxley preparations. Basic and diluted earnings per share was $0.27 per share on both a basic and diluted basis in the third quarter of 2006 and $0.20 per share on both a basic and diluted basis in the third quarter of 2007.

For the nine month period ended September 30, 2007, net income decreased approximately $261,000 to $4.20 million (5.86% decrease) from approximately $4.46 million for the same period in 2006. This decrease was again largely due to the higher provision for loan losses for the reasons mentioned above, and the increased professional fees also discussed above. Basic earnings per share of $0.81 and diluted earnings per share of $0.80 for the nine months ended September 30, 2006 decreased to $0.77 per share on a basic basis and $0.75 per share on a diluted basis for the nine months ended September 30, 2007.

Net Income and Net Interest Income

Interest and fees on loans increased approximately $946,000, or 20%, for the three month period ended September 30, 2007 relative to the same period in 2006, while non-interest income remained stable at approximately $2.6 million and $2.5 million for 2007 and 2006 respectively. These revenue increases were partially offset by increased interest expense on deposits to approximately $2.2 million, an increase of approximately $457,000 for third quarter 2007 versus $1.76 million in the third quarter 2006, due to a 26bps increase in deposit interest rates to meet local market competition, and an increase in average interest-bearing deposits of approximately $38.9 million, or 14.6%.

Higher net interest income was achieved for the nine month period ended September 30, 2007, attributed to a $2.4 million (18%) increase in interest and fees on loans, primarily driven by a $30.3 million (12.7%) increase in average loan balances over the same period in 2006. These increases were partially offset by an increase of $1.8 million (38%) in deposit interest expense, resulting from a 60 bps increase in average rates to meet local market competition, and also by an 11% increase in average balances of interest-bearing deposits period over period.

Provision for Loan Losses

We recorded a $508,816 provision for loan losses in the third quarter of 2007, compared to a $99,220 provision in the same period of 2006, an increase of 413%. The 2007 quarterly increase was due to several factors, including our rapid overall loan growth for the quarter of $15.96M (6.1%), a general slowing of the real estate market, our loan concentration in the local poultry industry, which is experiencing some local instability, and our more aggressive lending in the commercial loan category. All of this resulted in management’s decision to increase our reserve allowances. Net charge-offs totaled approximately $105,000 in the third quarter of 2007 compared to net charge-offs of approximately $13,000 in the same period for 2006.

For the nine months ended September 30, 2007 we recorded an approximate $683,000 provision for loan losses compared to an approximate $279,000 for the same period in 2006. Net charge-offs were approximately $251,000 for nine months ended September 30, 2007 and approximately $107,000 for the same period in 2006.

Tighter underwriting standards continue to be implemented and have been strengthened with the addition of a chief credit officer, Dick Lee, to our management team, who was previously in charge of the credit function for a larger regional bank’s underwriting on the state level. Our increase of $39.6 million in quarterly average loans for the third quarter of 2007 over the quarterly average loans for the third quarter of 2006 resulted in an increased provision due to the above local economic conditions, industry concentrations, increased commercial lending, and overall loan growth.

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

The percentage of non-performing loans to total loans has increased from 1.04% at September 30, 2006, to 1.1% at September 30, 2007.

Non-Interest Income

Non-interest income totaled over $2.6 million for the third quarter of 2007, up only 2.9%, or approximately $73,000 from approximately $2.5 million in the same period ended 2006. In the third quarter of 2007, the primary contributor to the increase in non-interest income was an increase of approximately $43,000, or 1.92%, in service charges and fees on deposits. Renewed emphasis has been placed in growing checking deposits as a source of low-cost funding through re-implementation of our High Performance Checking Acquisition Program.

Non-interest income increased approximately $807,000, or 11.5%, to $7.8 million compare to $7.0 million for the nine month periods ended September 30, 2007 and 2006 respectively. Service charges on deposits accounted for approximately $314,000 of this increase, which was a 5.06% increase period over period. A gain of $372,124 was realized on the June sale of our Albertville branch building, which accounted for most of the remaining increase.

Non-Interest Expense

Total non-interest expense of approximately $4.45 million increased by approximately $632,000, or 16.6%, from approximately $3.82 million as compared to the third quarter of 2007 and 2006. Personnel expense increased 7.9%, or approximately $148,000, to $2.03 million during the quarter ended September 30, 2007 from $1.88 million for the year-earlier period. Two new branches in Decatur accounted for most of this increase. An approximate 6% increase in wage rates in 2007, an approximate 13% increase in health insurance premium rates, and an increase from 10% to 15% in ESOP contributions as a percentage of wages accounted for most of the remaining increases.

Total non-interest expense of approximately $12.5 million increased by approximately $1.6 million, or 14.5%, from approximately $10.9 million for the nine month periods ended September 30, 2007 and 2006. Salaries and benefits increased $688,000, or 13.8% primarily due to yearly overall wage increases, higher rates on group health insurance costs, wages for new branches at Crane Hill (opened October 2006) and Decatur Beltline (opened September 2006). Professional fees increased $561,000, or 86% for the current nine month period over the prior year period. $707,000 in legal and accounting fees have been incurred for various SEC reporting, compliance, internal audit, and tax work, compared to $413,000 in the prior year nine month period. In addition, an increase of $280,000 in other professional fees was incurred in the current nine month period ending September 30, 2007 compared to the prior year nine month period, primarily due to retaining a strategic planning consultant who was paid $90,000, an information systems consultant who was paid $105,000, and higher loan reviewer fees.

Occupancy and equipment expenses increased approximately $23,000 during the third quarter of 2007 compared to the same period in 2006, or approximately 3.7%, again due to the two new branches in Decatur.

Amortization of core deposit intangibles remained steady at approximately $38,000 in both the third quarter of 2007 and 2006. Under the provisions of SFAS No. 142, the value and estimated lives of these intangibles will be periodically evaluated for possible impairment. For more information, see Note 5 to our audited Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 3, 2007. Goodwill is not amortized under SFAS No. 142, but is evaluated at least annually for possible impairment.

Income Taxes

For the three months ended September 30, 2007, income tax expense decreased by approximately $16,500, or 2%, to approximately $705,000 from approximately $722,000 in the corresponding period of 2006. These levels represent an effective tax rate on pre-tax earnings of 38% and 33% for the three-month periods ended September 30, 2007 and 2006, respectively. This increase in effective rates is due to the deductibility of dividends paid in 2006 used to pay off the ESOP debt at First Tennessee.

For the nine months ended September 30, 2007, income tax expense remained stable at $2.12 million compared to $2.14 million for the same amount for the same period in 2006, with effective tax rates of 33% and 32% for the current and prior periods.

FINANCIAL CONDITION

Overview

During the nine months ended September 30, 2007, our total assets increased by approximately $34 million, or 8.1%, to approximately $460 million from approximately $426 million at December 31, 2006. This increase resulted primarily from a $30.6 million increase in loans, and a $2.2 million decrease in premises and equipment due to a sale of our Albertville branch building which had been a capital lease property. Discussion of these changes follows.

Loans

Total loans increased approximately $30.6 million, or 12.4%, from year-end 2006 to September 30, 2007, and were up 15%, or approximately $36 million, from September 30, 2006. This increase in 2007 total loans was attributable primarily to an increase in residential real estate loans, which increased $15 million, commercial loans which increased approximately $6 million, and commercial real estate loans increasing $7 million from December 31, 2006. The increase from September 30, 2006 to September 30, 2007, was again due to emphasis in both our residential real estate and commercial real estate loan growth. The following table shows loan balances by type of loan at September 30, 2007 and 2006, and December 31, 2006:

	LOANS OUTSTANDING
	( in 000's)
	September 30, 2007	December 31, 2006	September 30, 2006
Commercial, financial and agricultural	$33,415	$27,176	$27,472
Real estate—commercial, construction and other	29,193	21,888	19,806
Real estate—residential mortgage	192,017	176,743	172,134
Other	22,822	21,003	21,976

Total loans	$277,447	$246,810	$241,388

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

As we continue to grow the loan portfolio through new loan accounts, these new loans have limited historical loss experience on which to base a specific reserve. As a result, management’s judgments as to amounts that should be added to the general reserve with respect to new loan growth are necessarily estimates that are imprecise. The tables below present a summary of changes in the allowance for loan losses and charges and levels of charge-offs and recoveries to average loans for the past five quarters.

Activity in the allowance for loan losses is as follows:

	Nine Months Ended
	September 30, 2007	December 31, 2006
Balance, beginning of year	$2,630,128	$2,404,940
Loans charged off	(274,568)	(208,447)
Recoveries on loans previously charged off	23,671	64,654
Provision for loan losses	683,316	368,981

Ending Balance	$3,062,547	$2,630,128

Non performing loans were as follows:

	September 30, 2007	December 31, 2006
Loans past due 90-day s still on accrual	$17,560	$—
Non accrual loans	3,034,079	2,494,345

Total	$3,051,639	$2,494,345

The following table presents the levels of quarterly charge-offs and recoveries to average loans:

	Charge-offs and Recoveries Analysis
	(in 000's)

	Year to Date	Year to Date	Year to Date	Quarterly	Quarterly	YTD	Quarterly	Year to Date
Year to Date Ended	Charge-offs ($)	Recoveries ($)	Net ($)	Net Charge- offs ($)	Average Loans ($)	Average Loans ($)	% Net Charge-offs to QTD Avg. Loans	Annualized % Net Charge- offs to YTD Avg. Loans
9/30/2007	277	24	253	107	270,197	259,189	0.0396%	0.1301%
6/30/2007	165	19	146	26	257,996	253,624	0.0101%	0.1151%
3/31/2007	131	11	120	120	250,219	250,219	0.0480%	0.1918%
12/31/2006	209	65	144	37	241,617	233,621	0.0153%	0.0616%
9/30/2006	155	48	107	13	230,638	240,271	0.0054%	0.0619%

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

We estimate our allowance for loan losses based upon the type of loan, and whether or not the credit has been classified as special mention, substandard, doubtful or loss. In addition to an allowance for classified loans, a general reserve on unclassified loans is made based on historical loss experience adjusted for economic and environmental factors.

Non-Performing Assets

Non-performing assets include non-accrual loans, restructured loans, other real estate, and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns about our ability to collect the loan’s outstanding principal and interest, and generally when loans are 90 days or more past due. While non-performing assets represent potential losses to us, we do not expect them to result in any material losses because we believe most of our non-performing loans to be adequately secured. We do not have any commitments to lend additional funds to borrowers under loans on non-accrual status as of September 30, 2007.

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

Generally, we evaluate loans for impairment when a loan is internally risk rated and included on our internal “watch list.” The watch list includes all non-accrual loans and all loans contractually past due 90 days or more and still accruing interest. The watch list also includes other loans that have documentation deficiencies or where management has learned additional information about the borrower that calls into doubt the borrower’s repayment ability. At the time a loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on non-accrual status. The aggregate amount of the watch list loans that may be impaired as of September 30, 2007 was approximately $15.9 million, with $12.9 million involving nine individual credits with reserves ranging from 10-20% of loan balances, as compared to approximately $7.6 million at December 31, 2006. Even though borrowers of watch list loans (other than non-accrual and non-performing loans) are expected to make payments of principal and interest as contractually scheduled, these loans are still evaluated for impairment. Impairment with regard to substantially all of our impaired loans has been measured based on the fair value of the underlying collateral. Non-accrual loans increased 22% from December 31, 2006. Of the $1.37 million in loans placed on non-accrual during the quarter, two loans accounted for $1.1 million, and both are secured by real estate.

The following table sets forth information relating to our non-performing assets for the periods indicated:

NON-PERFORMING ASSETS
(000's)

	September 30, 2007	December 31, 2006
Loans accounted for on a non-accrual basis	$3,034	$2,494
Restructured loans	8	0

Total non-performing loans	3,042	2,494
Forclosed assets and surplus banking property	1,418	1,111

Total nonperforming assets	$4,460	$3,605

Loans 90 days past due still accruing	18	—
Ratios:
Total non-performing assets to total loans	1.61%	1.46%
Allowance for loan losses to non-performing loans	100.69%	105.45%
Loans 90 days past due still accruing to loans	0.01%	—

Investment Securities

The investment securities portfolio balance declined approximately $9.1 million, or 7.4%, between December 31, 2006 and September 30, 2007, primarily due to normal pay-downs on mortgage-backed securities of $7.9 million, and normal maturities and calls of $1.2 million. We continued to carry our entire investment securities portfolio as available-for-sale during the nine months ended September 30, 2007. An increase in market valuation, due to movement of interest rates, of the securities portfolio resulted in a decrease in unrealized loss (net of tax effect) from $1.32 million to $1.22 million during the nine month period.

Since December 31, 2006, we have made a net, after renewals, of $11.5 million in scheduled pay downs on Federal Home Loan Bank (“FHLB”) advances, which resulted in corresponding declines of approximately $557,000 in required holdings of FHLB stock, which stock was sold back to the FHLB at par. We realized no significant changes in our Banker’s Bank or CBAA Services, Inc. common stock investments during the nine months ended September 30, 2007.

The following table presents the maturities of our investment securities at September 30, 2007:

	Maturities of Available for Sale Investment Securities Fair Market Value September 30, 2007 (000's)
	Within 1 Year	After one through five years	After five through ten years	After ten Years
Investment securities available for sale:
U.S. Government-sponsored entities	$8,471	$15,676	$4,969	$1,957
Mortgage-backed securities	675	2,863	9,441	34,832
Corporate bonds	—	1,116	—	8,454
State and municipal securities	175	4,569	10,341	9,852

Total investment securities available for sale	$9,321	$24,224	$24,751	$55,095

Deposits

Deposits at September 30, 2007 were up $28.8 million or 9.4% from the level at year-end 2006. Total deposits increased by approximately $25.9 million, or 8.4%, at September 30, 2007 compared to September 30, 2006. Deposit growth for the nine month period ended September 30, 2007 was largely due to new interest-bearing deposits resulting from our certificate of deposit marketing program, involving higher rates to compete primarily in the Cullman market.

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

The following table presents the composition of deposits (in 000s) at September 30, 2007 and at the end of the previous four quarters:

DEPOSIT COMPOSITION

	2007						2006
	September 30		June 30		March 31		December 31		September 30
Noninterest-bearing demand deposits	$48,299	14.40%	$45,044	13.76%	$45,565	13.82%	$42,749	13.94%	$42,604	13.76%
Interest-bearing deposits:
NOW and Prime accounts	70,549	21.03%	66,158	20.21%	65,394	19.83%	49,258	16.06%	47,186	15.24%
Money market deposits	39,735	11.85%	45,665	13.95%	45,347	13.75%	47,348	15.44%	51,938	16.78%
Savings deposits	23,871	7.12%	25,032	7.65%	26,383	8.00%	24,912	8.12%	25,696	8.30%
Other time deposits	91,804	27.37%	85,831	26.23%	84,214	25.55%	83,069	27.09%	84,520	27.32%
Time deposits $100,000 and over	61,161	18.23%	59,545	18.19%	62,793	19.05%	59,300	19.34%	57,574	18.60%

Total interest-bearing	$287,120	85.60%	$282,231	86.24%	$284,131	86.18%	$263,887	86.06%	$266,914	86.24%

Total	$335,419	100.00%	$327,275	100.00%	$329,696	100.00%	$306,636	100.00%	$309,518	100.00%

Liquidity

Liquidity involves our ability to raise funds to support asset growth, meet deposit withdrawals and other borrowing needs, maintain reserve requirements, and otherwise sustain our operations. This is accomplished through maturities and repayments of our loans and investments, our deposit growth, and our access to sources of funds other than deposits, such as the federal funds market and borrowings from the Federal Home Loan Bank (FHLB) and other lenders, as well as the ability to liquidate securities available for sale. As of September 30, 2007, we had access to advances of up to 30% of our assets, with access of up to 50% of assets upon our meeting certain eligibility criteria as specified in the FHLB’s Credit and Collateral Policy. Under the 30% limitation, we had remaining credit availability from the FHLB of approximately $86.8 million, after remaining existing advances of $51.3 million used in a leveraged transaction to purchase securities for our investment portfolio. Advances from the FHLB are secured by a pledge of holdings of stock in the FHLB and a portion of our first mortgage loans. We have also pledged as collateral the leveraged securities purchased with FHLB borrowings. In addition, we also have $30 million of available unsecured federal funds lines of credit with correspondent banks, of which none was used as of September 30, 2007.

FHLB Advances as of September 30, 2007		Leveraged Securities as of September 30, 2007
Average Maturity	4.03	Average Maturity	4.43
Average Interest Rate Paid	3.66%	Average Interest Rate Earned	4.82%
Net Interest Expense for 2007	$1,417,013	Net Interest Income for 2007	$2,107,741
Advances Outstanding	$51,300,000	Value of Securities	$58,305,419

FHLB Advances as of September 30, 2006		Leveraged Securities as of September 30, 2006
Average Maturity	3.07	Average Maturity	4.88
Average Interest Rate Paid	3.69%	Average Interest Rate Earned	4.80%
Net Interest Expense for 2006	$1,823,870	Net Interest Income for 2006	$2,485,684
Advances Outstanding	$62,800,000	Value of Securities	$69,046,767

Our average liquid assets consist of cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold, and securities available for sale. These average liquid assets totaled approximately $141.8 million and $149.6 million during the nine-month periods ended September 30, 2007 and September 30, 2006, respectively, representing 44% and 51% of average total deposits for those periods. The substantial decrease in average liquid assets is due to our increase in loans, and net pay-downs of $11.5 million in our FHLB advances from September 30, 2006 to September 30, 2007.

We actively manage the levels, types and maturities of interest-earning assets and liabilities in relation to the sources available to fund current and future needs. In anticipation of future corporate funding and capital needs, the Company organized Altrust Financial Services Statutory Trust I that issued $18,000,000 of trust preferred securities (see Note 6 in the “Notes to Consolidated Financial Statements).

Our capital adequacy is measured by risk-based and leverage capital guidelines. The risk-based capital guidelines assign weighted levels of risk to various asset categories. Among other things, these guidelines currently require us to maintain a minimum ratio of 8.0% of total capital to risk-adjusted assets. Under the guidelines, at least one-half of our required capital must consist of Tier 1 Capital, which would include our tangible common shareholders’ equity and any qualifying perpetual preferred stock and a limited amount of trust preferred securities. Under current Federal Reserve guidelines, trust preferred securities qualify as Tier I Capital up to a maximum of 25% of the issuer’s total Tier I Capital; any remainder qualifies as Tier 2 Capital. The leverage guidelines provide for a minimum ratio of Tier 1 Capital to total assets of 3.0% if we meet certain requirements, including having the highest regulatory rating, and increase the required ratio by an additional 1.0% to 2.0% if we do not meet these requirements. The guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions or have asset quality issues will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board continues to consider a “Tangible Tier 1 Leverage Ratio,” calculated without the inclusion of intangible assets, in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised Altrust, and the FDIC has not advised the Bank, of any specific minimum leverage ratio or Tangible Tier 1 Leverage Ratio that we are required to meet. The Alabama Superintendent required us to have a Tier 1 Leverage Capital Ratio of at least 7% immediately following the Community Bank branch acquisition as a condition to its approval of our purchase of the Community Bank branches and this requirement is still in effect. As a result of the capital raised in our private placement on April 19, 2002 and our issuance of common stock pursuant to Commission Regulation A on July 31, 2003, we currently satisfy this requirement.

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

Under new capital rules recently adopted by the Federal Reserve, we are a “small bank holding company” and our capital adequacy can be evaluated for regulatory purposes at the Bank only, and not on the basis of the Company and its subsidiaries on a consolidated basis, until the Company has consolidated assets of $500 million or more. We remained well capitalized at September 30, 2007. Changes in the Bank’s various capital ratios from year-end 2006 presented in the table below resulted primarily from operating income, changes in the unrealized loss on securities portfolio, as stated below.

CAPITAL ADEQUACY RATIOS

(dollars in thousands except for ratios)

	September 30, 2007	December 31, 2006
Tier 1 regulatory capital	$45,998	$43,184
Tier 2 regulatory capital	3,062	2,630

Total regulatory capital	$49,060	$45,814

Risk-weighted assets	$321,846	$289,571

Ratios
Leverage (Tier 1 capital to average assets)	10.62%	10.47%
Tier 1 capital to risk-weighted assets	14.29%	14.91%
Total capital to risk-weighted assets	15.24%	15.82%
Shareholder’s equity to total assets	11.14%	11.23%

*

Above table is derived from the Bank’s Call Report. All ratios are for the Bank only except for the shareholders’ equity to total assets, which is calculated on a consolidated basis and includes redeemable ESOP shares in the calculation of shareholders’ equity.

Effects of Inflation and Changing Prices

Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant effect on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services because such price are affected by inflation. In the current interest rte environment, liquidity and the maturity structure of the Company’s assets and liabilities are critical to the maintenance of desired performance levels.

Shareholders’ Equity

Shareholders’ equity totaled approximately $36.3 million at September 30, 2007, which was an increase of approximately $1.2 million from December 31, 2006 total of approximately $35.1 million. This increase was primarily due to a $1.95 per share increase, or approximately $2.1 million total increase, in ESOP annual share re-valuation, with a corresponding increase in the redeemable common stock held by ESOP, which was offset by an increase in net income of $4.2 million, and further increased by a decrease in unrealized loss on securities of approximately $99,000. A decrease also resulted from the implementation of FIN 48, with a charge of approximately $207,000 to retained earnings as of January 1, 2007.

Effect of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, however, does clarify the proper measurement of fair value as the hypothetical price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or receive the assumed liability (an entry price) at the measurement date. The Company will be required to adopt this standard beginning January 1, 2008. The Company does not expect the adoption of SFAS 157 will have a material effect on the consolidated financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard. The Company does not expect the adoption of SFAS 159 to have a material effect on its consolidated financial position after adoption.

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

At September 30, 2007, our cumulative one-year gap was a negative $62.8 million, or 13.65% of total assets, which would tend to indicate that our interest-earning assets will re-price during 2007 at a rate slower than our interest-bearing liabilities. However, in our experience, not all liabilities shown in our gap analysis as being subject to re-pricing during a given period will in fact undergo significant re-pricing even as market interest rates change. For example, we have a base of core deposits consisting of interest-bearing checking and savings accounts whose average balances and interest rates paid generally fluctuate less than the changes in the levels of market rates of interest. Consequently, these interest-bearing liabilities, while sensitive to market interest rates and therefore included in our interest rate sensitivity gap analysis, tend to have a much greater effect on our gap analysis than they do on our actual net interest margin. Because the effects of these interest-bearing liabilities tends to be overstated in our gap analysis, we believe that the spread between our interest-earning assets and interest-bearing liabilities will actually decrease in a near-term declining interest rate environment, notwithstanding our negative gap, as the rates we are required to pay on these more static interest-bearing deposit accounts fails to keep pace with the increases in interest rates we earn on loans as market rates rise.

The table below summarizes our interest-sensitive assets and liabilities as of September 30, 2007. Variable rate loans are shown in the category of due “One Month to Three Months” because they re-price with changes in the prime-lending rate. Fixed rate loans are presented assuming the entire loan matures on the final due date. However, payments actually are made at regular intervals and are not reflected in this schedule. Additionally, demand deposits and savings accounts have no stated maturity, but it has been our experience that these accounts are not as highly rate sensitive as other of our interest-earning assets and interest-bearing liabilities. Accordingly, the following analysis assumes 30% of interest-bearing demand deposit accounts, 50% of money market deposit accounts, and 10% of savings accounts re-price within one year.

INTEREST SENSITIVITY GAP ANALYSIS

AS OF SEPTEMBER 30, 2007

(000's)

	Immediate Total	1 Month to 3 Months	4 Months to 12 Months	1 Year to 5-Year	More than 5 Years and Non-Rate Sensitive	Total
Assets
Interest-earning assets:
Interest-bearing deposits					$1,734	$1,734
Securities		$175	$9,146	$24,224	79,846	113,391
Loans	$3,234	52,727	69,437	105,794	46,255	277,447

Total interest-earning assets	$3,234	$52,902	$78,583	$130,018	$127,835	$392,572

Liabilities
MMDA and interest-bearing deposits		$44,113		$66,171		$110,284
Savings deposits		2,387		21,484		23,871
Time deposits		41,647	$97,951	13,367		152,965
Junior subordinated debt					$18,557	18,557
Borrowed funds	0	0	4,000	13,000	34,300	51,300

Total interest-bearing liabilities	$—	$88,147	$101,951	$114,022	$52,857	$356,977

Interest sensitivity gap	$3,234	$(35,245)	$(23,368)	$15,996	$74,978	$35,595

Cumulative sensitivity gap	$3,234	$(32,011)	$(55,379)	$(39,383)	$35,595

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

Failure to complete the proposed Reorganization could negatively affect us.

As of November 13, 2007, Altrust entered into an Agreement and Plan of Reorganization (the “Agreement”) with Holly Pond Corp., an Alabama corporation and wholly owned subsidiary of the Company, (“Merger Sub”). Under the terms of the Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Reorganization”) (see note 10 to the financial statements included in this quarterly report). There is no assurance that the Agreement will be approved by our shareholders, and there is no assurance that the other conditions to the completion of the Reorganization will be satisfied. In connection with the Reorganization, we will be subject to several risks, including the following:

•

the current market price of our common stock may reflect a market assumption that the Reorganization will occur, and a failure to complete the Reorganization could result in a decline in the market price of our common stock;

•	certain costs relating to the Reorganization, such as legal, accounting and financial advisory fees, are payable by us whether or not the Reorganization is completed;

•

there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the Reorganization may require substantial commitments of their time and resources;

•	uncertainty about the effect of the Reorganization may adversely affect our relationships with our employees, customers and other persons with whom we have business relationships; and

•	there may be lawsuits filed against us relating to the Reorganization.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales by Altrust of equity securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults (by Altrust or the Bank) on payment of principal, interest or other on any senior securities.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of shareholders during the period covered by this report.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 30, are filed (or furnished, as applicable) as part of this report.

EXHIBIT INDEX

Exhibit	Description
Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRUST FINANCIAL SERVICES, INC.
(Registrant)

	By:	/s/ J. Robin Cummings
November 14, 2007		J. Robin Cummings
Date		President and Chief Executive Officer